Form 10-Q
period 2017-07-31
Ciclet Holdings Inc.
filed 2017-09-14
CIK 1699126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-217387

CICLET HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit 907-A West Tower Philippine Stock Exchange Center Building, Exchange Road, Ortigas Center Pasig City, Philippines
(Address of principal executive offices)	(Zip Code)

+ 632 631-4648 / +632 687-0111
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES    ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

10,000,000 common shares issued and outstanding as of September 12, 2017

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed interim financial statements for the six month period ended July 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Ciclet Holdings Inc.

Condensed Interim Balance Sheets

As of July 31, 2017

	July 31, 2017	January 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$503	$503
Funds held in trust	5,943	11,310
Prepaid expenses	84	-
Total Current Assets	6,530	11,813

TOTAL ASSETS	6,530	11,813

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$9,215	$-
Due to related party	1,201	999
Total Current Liabilities	10,416	999

Total Liabilities	10,416	999

STOCKHOLDER'S DEFICIT
Common Stock:175,000,000 shares authorized; 10,000,000 shares issued and outstanding with par value of $0.00001 each	100	100
Additional paid-in capital	19,900	19,900
Accumulated Deficit	(23,886)	(9,186)
Total Stockholder's Deficit	(3,886)	10,814
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$6,530	$11,813

(The accompanying notes are an integral part of the unaudited condensed interim financial statements)

Ciclet Holdings Inc.
Condensed Interim Statement of Operations and Comprehensive Loss For the three and six month periods ended July 31, 2017

(Unaudited)

	Three Months Ended	Six Months Ended	Inception (June 30, 2016)
	July31,	July31,	to July 31,
	2017	2017	2016

OPERATING EXPENSES
Accounting and legal	$11,607	$12,607	$2,340
Bank Charges	75	75	20
Consulting	-	-	-
Office	2,000	2,018	-
Total Operating Expenses	13,682	14,700	2,360

NET LOSS AND COMPREHENSIVE LOSS	$(13,682)	$(14,700)	$(2,360)

Basic and Diluted Loss per share	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	10,000,000	10,000,000	10,000,000

(The accompanying notes are an integral part of the unaudited condensed interim financial statements)

Ciclet Holdings Inc.
Condensed Interim Statement of Cash Flows For the six month periods ended July 31, 2017

(Unaudited)

	Six months ended	Inception (June 30, 2016)
	July 31,	to July 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,700)	$(2,360)
Changes in operating assets and liabilities:
Prepaid expenses	(84)	-
Accounts payable and accrued liabilities	9,214	1,200
Net cash used in operating activities	(5,570)	(1,160)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from issuance of common shares	-	20,000
Net cash provided by investing activities	-	20,000

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	203	1,140
Net cash provided by financing activities	203	1,140

Net decrease in cash and cash equivalents	(5,367)	19,980
Cash and cash equivalents - beginning of period	11,813	-
Cash and cash equivalents - end of period	$6,446	$19,980

Cash consists of:
Cash	$503	$19,980
Funds held in Trust	5,943	-
	$6,446	$19,980

(The accompanying notes are an integral part of the unaudited condensed interim financial statements))

Ciclet Holdings Inc.

Notes to the Condensed Interim Financial Statements

For the three and six month periods ended July 31, 2017

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Ciclet Holdings Inc. (the “Company”) is a start-up company with a primary focus on developing software applications for location-based service (LBS) that uses location data to control features. The Company was incorporated in the State of Nevada on June 30, 2016 and is located in Las Vegas, Nevada.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed interim financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and result of operations. As such, all adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. The unaudited condensed interim financial statement information including footnotes as of July 31, 2017 was derived from and should be read in conjunction with the Company’s audited financial statements for the year ended January 31, 2017.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the interim financial statements for the six months ended July 31, 2017 and the audited financial statements for the year ended January 31, 2017.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash

Cash comprises cash balances, cash on current accounts with banks, and bank deposits. As of July 31, 2017, the Company has $503 in cash.

Funds held in trust comprise of funds held in a trust account by the Company’s legal counsel. As of July 31, 2017, the Company has $5,943 in funds held in trust.

Financial Instruments

The Company’s financial instruments consist of cash and due to shareholder. The carrying amount of such approximate their fair value due to the short maturity of the instrument.

Fair Value Measurement

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows: Level 1 - inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets. Level 2 – to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Revenue Recognition

The Company recognizes revenue in the statement of operations when the following criteria are met: there is persuasive evidence of an arrangement exists; the price is fixed and determinable; delivery has occurred or services have been rendered, and collectability is reasonably assured. As of July 31, 2017, the Company did not recognize any revenue.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when a different tax rate is enacted.

Pursuant to the provisions of ASC No. 740, Income Taxes, the Company provides valuation allowances for deferred tax assets for which it does not consider realization of such assets to be more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the historical taxable income generation, projected future taxable income, the reversal of existing deferred tax liabilities and tax planning strategies in making this assessment.

The corporate income tax rate applicable to the company is from 15% to 35%. As of July 31, 2017, the Company accumulated Net Operating Loss (NOL) of $23,887 since inception to be carried forward into future years and will begin to expire in 2037 if not utilized. A full valuation allowance is established against all deferred tax assets relating to NOL carry forwards based on estimates of recoverability. While the Company has optimistic plans for its business, it is determined that such a valuation allowance was necessary given the uncertainty with respect to its ability to generate sufficient profits from its new business model.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company does not believe the adoption of this ASU will have a significant impact on the financial statements.

In August, 2015, the FASB issued ASU No. 2015-04, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASI defers the effective date of ASI No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company does not believe the adoption of this ASU will have a significant impact on the financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Subtopic 740-10): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is allowed for financial statements that have not been previously issued. Entities may elect to adopt the guidance either prospectively or retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The Company does not believe the adoption of this ASU will have a significant impact on the financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses the recognition, measurement, presentation and disclosure of financial assets and liabilities. The ASU primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a significant impact on the financial statements.

NOTE 3 – GOING CONCERN

These unaudited interim financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the six month period ending July 31, 2017, the Company recognized no sales revenue and incurred a net loss of $14,700. As of July 31, 2017, the Company had an accumulated deficit of $23,886. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMON STOCK

As at July 31, 2017, and January 31, 2017, the Company’s common stock consisted of 10,000,000 issued common voting shares, with a par value of $0.00001 each.

NOTE 5 – RELATED PARTY TRANSACTIONS

The amount due to related party consists of advances from its sole shareholder. The amount is non-interest bearing, has no set repayment terms and are not secured. As of July 31, 2017, and January 31, 2017 the amount owing to the related party was $1, 201 and $999, respectively.

During the six months ended July 31, 2017, the sole shareholder paid expenses on behalf of the company of $203.

NOTE 6 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events and did not find any through the period from August 1, 2017 to the date when these financial statements were available to be issued. No material transactions were noted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Ciclet Holdings Inc., unless otherwise indicated.

General Overview

We were incorporated on June 30, 2016 under the laws of the State of Nevada. Our registered statutory office is located at 723 S. Casino Centre Blvd., 2nd Floor, Las Vegas, Nevada, 89101-6716, Tel: (702) 384-8727. Our fiscal year end is January 31.

The primary goal for our company is to allow consumers to find reliable and professional local services by using the location data of a person’s location through the use of a device that sends out the location of the person via their smart phone or tablet. We are a company focused on creating service driven apps and services for Location-based services (LBS) which are a general class of computer program-level services that use location data of a person’s location to control features. Our first market will be in the Philippines.

We are an early stage company. To date, our activities have been limited to the sourcing of a software developer, advertising channels, initial branding efforts, and in our formation and the raising of equity capital.

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Results of Operations

We have not earned any revenues from our inception on June 30, 2016 through July 31, 2017.

Three months ended July 31, 2017 compared to the period from June 30, 2016 (inception) to July 31, 2016.

	Three months ended July 31, 2017	Period from June 30, 2016 (inception) to July 31, 2016
Revenue	$-	$-
Operating expenses	$13,682	$2,360
Net loss	$(13,682)	$(2,360)

Our operating expenses, for the three months ended July, 2017 were $13,682 compared to $2,360 for the period ended July 31, 2016. The increase in operating expenses was primarily as a result of legal and accounting fees.

We incurred a net loss of $13,682 and $2,360 for the three months ended July 31, 2017 and for the period ended July 31, 2016, respectively.

Six months ended July 31, 2017 compared to period from June 30, 2016 (inception) to July 31, 2016.

	Six months ended June 30, 2017	Period from June 30, 2016 (inception) to July 31, 2016
Revenue	$-	$-
Operating expenses	$14,700	$2,360
Net loss	$(14,700)	$(2,360)

Our operating expenses, for the six months ended July, 2017 were $14,700 compared to $2,360 for the period ended July 31, 2016. The increase in operating expenses was primarily as a result of legal and accounting fees.

We incurred a net loss of $14,700 for the six months ended July 31, 2017 and $2,360 for the period ended July 31, 2016.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of July 31, 2017 and January 31, 2017, respectively.

Working Capital

	As at July 31, 2017	As at January 31, 2017
Total current assets	$6,530	$11,813
Total current liabilities	$10,416	$999
Working capital (deficit)	$(3,866)	$10,814

Cash Flows

	Six Months ended July 31, 2017	Period from June 30, 2016 (inception) to July 31, 2016
Net cash used in operating activities	$(5,570)	$(1,160)
Net cash provided by investing activities	$-	$20,000
Net cash provided by financing activities	$203	$1,140
Increase (Decrease) in cash	$(5,367)	$19,980

As at July 31, 2017 our company’s cash balance was $503 and total assets were $6,530. As at January 31, 2017, our company’s cash balance was $503 and total assets were $11,813.

As at July 31, 2017, our company had total liabilities of $10,416, compared with total liabilities of $999 as at January 31, 2017.

As at July 31, 2017, our company had working capital deficit of $3,866 compared with working capital of $10,814 as at January 31, 2017. The decrease in working capital was primarily attributed to an increase in accounts payable and accrued liabilities.

Cash Flow from Operating Activities

During the six months ended July 31, 2017, our company used $5,570 in cash from operating activities, compared to $1,160 cash used in operating activities during the period ended July 31, 2016. The cash used from operating activities for the six months ended July 31, 2017 was attributed to a net loss of $14,700, an increase in prepaid expenses of $84, and an increase in accounts payable of $9,214..

Cash Flow from Investing Activities

During the six months ended July 31, 2017 our company used $Nil in investing activities compared to $20,000 received by investing activities during the period ended July 31, 2016.

Cash Flow from Financing Activities

During the six months ended July 31, 2017 our company received $203 from financing activities compared to $1,140 received from financing activities during the period ended July 31, 2016.

The report of our auditors on our audited financial statements for the fiscal year ended January 31, 2017, contains a going concern qualification as we have suffered losses since our inception. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

As of July 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of July 31, 2017.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is: (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Filed herewith.

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CICLET HOLDINGS INC.
(Registrant)

Dated: September 14, 2017	By:	/s/ Eugenio L. Jumawan Jr.
Eugenio L. Jumawan Jr.
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

