Form 10-Q
period 2017-10-31
Ciclet Holdings Inc.
filed 2017-12-20
CIK 1699126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

12,193,752 common shares issued and outstanding as of December 19, 2017

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed interim financial statements for the nine month period ended October 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CICLET HOLDINGS INC.

Ciclet Holdings Inc.

Condensed Interim Balance Sheets

As of October 31, 2017

	October31, 2017	January 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$4,136	$503
Funds held in trust	4,943	11,310
Total Current Assets	9,079	11,813

TOTAL ASSETS	9,079	11,813

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$10,131	$-
Due to related party	2,907	999
Total Current Liabilities	13,038	999

Total Liabilities	13,038	999

STOCKHOLDERS’ (DEFICIT) EQUITY
Common Stock:175,000,000 shares authorized; 10,540,752 and 10,000,000 shares, respectively issued and outstanding with par value of $0.00001 each	105	100
Additional paid-in capital	23,139	19,900
Accumulated Deficit	(27,203)	(9,186)
Total Stockholder’s Deficit	(3,959)	10,814
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$9,079	$11,813

(The accompanying notes are an integral part of the financial statements)

Ciclet Holdings Inc.
Condensed Interim Statement of Operations For the three and nine month periods ended October 31, 2017 and 2016

(Unaudited)

	Three Months Ended	Nine Months Ended	Three Months Ended	Inception (June 30, 2016)
	October 31,	October 31,	October 31,	to October 31,
	2017	2017	2016	2016

OPERATING EXPENSES
Accounting and legal	$3,215	$15,822	$3,165	$5,505
Bank Charges	-	75	93	113
Consulting	-	-	1,800	1,800
Office	102	2,121	86	86
Total Operating Expenses	3,317	18,017	5,144	7,504

NET LOSS	$(3,317)	$(18,017)	$(5,144)	$(7,504)

Basic and Diluted Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	10,355,688	10,165,269	10,000,000	10,000,000

(The accompanying notes are an integral part of the financial statements)

Ciclet Holdings Inc.
Condensed Interim Statement of Cash Flows

(Unaudited)

	Nine months ended	Inception (June 30, 2016)
	October31,	to October 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,017)	$(7,504)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	-	(39)
Accounts payable and accrued liabilities	10,130	1,035
Net cash used in operating activities	(7,887)	(6,508)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	3,245	20,000
Advances from related party	1,908	64
Net cash provided by financing activities	5,153	20,064

Net decrease in cash and cash equivalents	(2,734)	13,556
Cash and cash equivalents - beginning of period	11,813	-
Cash and cash equivalents - end of period	$9,079	$13,556

Cash consists of:
Cash	$4,136	$13,556
Funds held in Trust	4,943	-
	$9,079	$13,556

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

(The accompanying notes are an integral part of the financial statements)

Ciclet Holdings Inc.

Notes to the Condensed Interim Financial Statements

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Ciclet Holdings Inc. (the “Company”) is a start-up company with a primary focus on developing software applications for location-based service (LBS) that uses location data to control features. The Company was incorporated in the State of Nevada on June 30, 2016. The Company’s operational office is in the Philippines.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed interim financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and result of operations. As such, all adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. The unaudited condensed interim financial statement information including footnotes as of October 31, 2017 was derived from and should be read in conjunction with the Company’s audited financial statements for the year ended January 31, 2017.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the condensed interim financial statements for the nine months ended October 31, 2017 and the audited financial statements for the year ended January 31, 2017.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash

Cash comprises cash balances, cash on current accounts with banks, and bank deposits. As of October 31, 2017, the Company has $4,136 in cash. The cash accounts are held in Philippine Pesos, and foreign exchange translation has been recorded , which is an insignificant amount as of October 31, 2017.

Funds held in trust comprise funds held in a trust account by the Company’s legal counsel. As of October 31, 2017, the Company has $4,943 in funds held in trust, which are also considered cash equivalent.

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during at October 31, 2017.

Software Development Costs

Capitalization of certain software development costs are recorded after the determination of technological feasibility, in accordance with FASB ASC 985, “Software”. Based on our product development process, technological feasibility is determined upon the completion of a working model. No software development costs have been incurred up to October 31, 2017.

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

Revenue Recognition

The Company recognizes revenue in the statement of operations when the following criteria are met: there is persuasive evidence of an arrangement exists; the price is fixed and determinable; delivery has occurred or services have been rendered, and collectability is reasonably assured. As of October 31, 2017, the Company did not recognize any revenue.

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

The corporate income tax rate applicable to the company is from 15% to 35%. As of October 31, 2017, the Company had an accumulated Net Operating Loss (NOL) of $27,203 since inception to be carried forward into future years and will begin to expire in 2037 if not utilized. A full valuation allowance is established against all deferred tax assets relating to NOL carry forwards based on estimates of recoverability. While the Company has optimistic plans for its business, it is determined that such a valuation allowance was necessary given the uncertainty with respect to its ability to generate sufficient profits from its new business model.

Recent Accounting Pronouncements

In August, 2015, the FASB issued ASU No. 2015-04, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASI defers the effective date of ASI No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company does not believe the adoption of this ASU will have a significant impact on the financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses the recognition, measurement, presentation and disclosure of financial assets and liabilities. The ASU primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a significant impact on the financial statements.

NOTE 3 – GOING CONCERN

These unaudited condensed interim financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the nine month period ending October 31, 2017, the Company recognized no sales revenue and incurred a net loss of $18,017. As of October 31, 2017, the Company had an accumulated deficit of $27,203. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMON STOCK

As at January 31, 2017, the Company’s common stock consisted of 10,000,000 issued common voting shares, with a par value of $0.00001 each.

During the nine months ended October 31, 2017, the Company issued 540,752 common shares, for proceeds of $3,245.

As of October 31, 2017, the Company’s common stock issued and outstanding was 10,540,752.

NOTE 5 – RELATED PARTY TRANSACTIONS

The amount due to related party consists of advances from its sole shareholder. The amount is non-interest bearing, has no set repayment terms and is not secured. As of October 31, 2017, and January 31, 2017 the amount owing to the related party was $2,907 and $999, respectively.

During the nine months ended October 31, 2017, the sole shareholder paid expenses on behalf of the company of $1,908.

NOTE 6 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events and did not find any through the period from November 1, 2017 to the date when these financial statements were available to be issued. No material transactions were noted, other than those noted below.

Subsequent to October 31, 2017, the Company received $9,918 proceeds for the issuance of 1,653,000 common shares.

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

General Overview

We were incorporated on June 30, 2016 under the laws of the State of Nevada. Our registered statutory office is located at 723 S. Casino Centre Blvd., 2nd Floor, Las Vegas, Nevada, 89101-6716, Tel: (702) 384-8727. Our fiscal year end is January 31. The Company’s operational office is in the Philippines.

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

Results of Operations

We have not earned any revenues from our inception on June 30, 2016 through October 31, 2017.

Three months ended October 31, 2017 compared to the three months ended October 31, 2016.

	Three months ended October 31, 2017	Three months ended October 31, 2016
Revenue	$-	$-
Operating expenses	$3,317	$5,144
Net loss	$(3,317)	$(5,144)

Our operating expenses, for the three months ended October 31, 2017 were $3,317 compared to $5,144 for the period ended October 31, 2016. The decrease in operating expenses was primarily as a result of additional legal and accounting fees incurred for the three months ended October 31, 2016, related to the Company’s registration statement.

We incurred a net loss of $3,317 and $5,144 for the three months ended October 31, 2017 and 2016, respectively.

Nine months ended October 31, 2017 compared to period from June 30, 2016 (inception) to October 31, 2016.

	Nine months ended October 31, 2017	Period from June 30, 2016 (inception) to October 31, 2016
Revenue	$-	$-
Operating expenses	$18,017	$7,504
Net loss	$(18,017)	$(7,504)

Our operating expenses, for the nine months ended October 31, 2017 were $18,017 compared to $7,504 for the period ended October 31, 2016. The increase in operating expenses was primarily as a result of legal and accounting fees, related to the Company’s increased operational activity.

We incurred a net loss of $18,017 for the nine months ended October 31, 2017 and $7,504 for the period ended October 31, 2016.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of October 31, 2017 and January 31, 2017, respectively.

Working Capital

	As at October 31, 2017	As at January 31, 2017
Total current assets	$9,079	$11,813
Total current liabilities	$13,038	$999
Working capital (deficit)	$(3,959)	$10,814

Cash Flows

	Nine Months ended October 31, 2017	Period from June 30, 2016 (inception) to October 31, 2016
Net cash used in operating activities	$(7,887)	$(6,508)
Net cash provided by investing activities	$-	$-
Net cash provided by financing activities	$5,153	$20,064
Increase (Decrease) in cash	$(2,734)	$13,556

As at October 31, 2017 our company’s cash balance was $9,079 and total assets were $9,079. As at January 31, 2017, our company’s cash balance was $11,813 and total assets were $11,813.

As at October 31, 2017, our company had total liabilities of $13,038, compared with total liabilities of $999 as at January 31, 2017.

As at October 31, 2017, our company had working capital deficit of $3,959 compared with working capital of $10,814 as at January 31, 2017. The decrease in working capital was primarily attributed to an increase in accounts payable and accrued liabilities.

Cash Flow from Operating Activities

During the nine months ended October 31, 2017, our company used $7,887 in cash from operating activities, compared to $6,508 cash used in operating activities during the period ended October 31, 2016. The cash used from operating activities for the nine months ended October 31, 2017 was attributed to a net loss of $18,017, and an increase in accounts payable of $10,132.

Cash Flow from Financing Activities

During the nine months ended October 31, 2017 our company received $1,908 from financing activities from related parties and $3,245 proceeds from the issuance of common shares, compared to $64 received from financing activities from related parties and $20,000 proceeds from the issuance of common shares during the period ended October 31, 2016.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

As of October 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of October 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On December 18, 2017, our board of directors approved the dismissal of Anton & Chia, LLP ("Anton") and the engagement of Heaton & Company, PLLC dba Pinnacle Accountancy Group of Utah as our new independent registered public accounting firm.

During our company’s most recent fiscal year and through December 18, 2017, the date of dismissal, (a) there were no disagreements with Anton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anton would have caused it to make reference to the matter in their reports and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

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

CICLET HOLDINGS INC.
(Registrant)

Dated: December 20, 2017	By:	/s/ Eugenio L. Jumawan Jr.
Eugenio L. Jumawan Jr.
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

