Form 10-K
period 2018-01-31
Ciclet Holdings Inc.
filed 2020-12-02
CIK 1699126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: [333-217387]

Ciclet Holdings Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

B11 L12 Woodpecker Street Bougainvillea Village Agus Lapulapu City, Philipines 66015 CEBU

(Address of principal executive offices)

+639054201506

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: OTC Pink Sheet, Common Stock, 175,000,000 authorized, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of July 31, 2017 was $0.

The number of shares of the issuer’s common stock outstanding as of December 1, 2020 was 15,851,001 shares, par value $0.00001 per share.

CICLET HOLDINGS INC.

FORM 10-K

Fiscal Year Ended January 31, 2018

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements regarding future events and the future results of Ciclet Holdings Inc. (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1. BUSINESS

Background

Ciclet Holdings Inc. (the “Company”) was incorporated on June 30, 2016 under the laws of the State of Nevada. Our registered statutory office is located at 723 S. Casino Centre Blvd., 2nd Floor, Las Vegas, Nevada, 89101-6716, Tel: (702) 384-8727. Our fiscal year end is January 31. The primary goal for Ciclet Holdings Inc., is to allow consumers to find reliable and professional local services by using the location data of a person’s location through the use of a device that sends out the location of the person via their smart phone or tablet. We are a company focused on creating service driven apps and services for Location-based services (LBS) which are a general class of computer program-level services that use location data of a person’s location to control features. Our first market will be in the Philippines. As at the date of this prospectus, we do not have any saleable products or existing customers.

Our app and services, as well as our website www.cicletholdings.com, are all in the development stage. We have no operations, sales or revenues, and an accumulated deficit of $37,187, therefore we rely upon the sale of our securities and advances from our majority shareholder to fund our operations. The report of our independent registered public accounting firm on the accompanying financial statements as of and for the periods ended January 31, 2018 and 2017 has expressed considerable doubt regarding our ability to continue as a going concern.

We have no technology or software development capabilities and do not intend to develop any technology or software. We will rely on third party contractors for the development of our app and back end software panel that we intend to offer our services to customers through our website. Our technology and app is being developed and designed for the Company based on an initial deposit with the balance of it being paid on completion. We have executed a software development agreement and it has been filed as exhibit 10.1.

The Company finalized an agreement with a software developer that will develop and design a location based service app that will allow a consumer to meet a certain service that they require. For example, if a consumer needs the service of food delivery, a mover, a massage therapist, a handyman, a cleaner, or general help, in just the tap of a button, consumers are matched to professionals, based on availability and location and who can arrive in minutes to the consumer’s location. The software agreement that is being finalized allows the company to receive support and maintenance, and allows the development of the software, programs, source code and object code, comments to the source or object code, specifications, documents, abstracts and summaries shall belong exclusively to the Company.

We are a small early stage company. To date, the Company’s activities have been limited to the sourcing of software developer, its advertising channels, initial branding efforts, and in its formation and the raising of equity capital. Our only assets since inception (June 30, 2016) are our cash and cash equivalents at January 31, 2018, consisting of approximately $40,000 in cash generated from the issuance of shares of Company common stock to our founder.

We plan to derive revenue by way of the usage of our app by our future customers.

Our business and corporate address B11 L12 Woodpecker Street Bougainvillea Village Agus Lapulapu City, Philipines 66015 CEBU. Our telephone number is Tel: + 632 631-4648/+632 687-0011 and our registered agent for service of process is Resident Agents of Nevada Inc. 723 S. Casino Centre Blvd., 2nd Floor, Las Vegas, Nevada, 89101-6716. Our fiscal year end is January 31.

We received our initial funding of $20,000 through the sale of common stock to our sole officer and director, who purchased 10,000,000 of our common stock at $0.002 on June 30, 2016, for $20,000.

During the year ended January 31, 2018, the Company issued 5,851,001 common shares for proceeds of $35,107 to independent investors through private placement.

About The Company

The primary goal for Ciclet Holdings Inc., is to allow consumers looking for services to find reliable and professional local service providers by using the location data of a person’s location through the use of a device that sends out the location of the person via their smart phone or tablet. As at the date of this Form 10-K we do not have any saleable products or existing customers, nor have any of the functions and features of our technology and apps been developed.

An example of this location based service would be if a consumer needs the service of food delivery, a mover, a massage therapist, a handyman, a cleaner, or general help, in just the tap of a button, consumers are matched to professionals, based on availability and location and who can arrive in minutes to the consumer’s location. This is the foundation of Ciclet’s service, which initially will be free for consumers to join, and Ciclet’s business model will then charge a commission on each job booked – and payment is made simple with Ciclet’s real-time mobile payment system, which offers service providers instant payment via their mobile device once a job is completed.

We are a company focused on creating service driven apps and services for Location-based services (LBS) which are a general class of computer program-level services that use location data of a person’s location to control features. As such LBS is an information service and has a number of uses in social networking today, which is accessible with mobile devices through the mobile network and which uses information on the geographical position of the individual’s mobile device. This has become more and more important with the expansion of the smartphone and tablet markets as well.

An example of an LBS is Uber, which is a smartphone app which provides on-demand service to users. It connects willing passengers to drivers.

In our case we will begin our first location based services around the concept of providing a “Home Ciclet” type of service which will allow customers to request such direct to home services. These services could include dry cleaning pick up, grocery pick up, home cleaning, electrical work, roofing, plumbing, lawn care, handyman, general contracting, carpet cleaning, painting, landscaping, pressure washing, or interior designing. The service providers would be located in the Ciclet’s database of providers in the customer’s given area. If we are successful, in growing the “Home Ciclet” segment of our business we will then develop our app to include:

Stage 2: The “Events Ciclet” which would include such things as wedding planning, DJs, catering, bartending, photography, party planning, magicians, face painting, make up, and floral services. If this second part of our business is successful we will open up our third segment.

Stage 3: We will then develop in our app the “Lesson Ciclet” which would include such services offered as piano lessons, math and language tutoring, self-defense lessons, music lessons, dance lessons, acting lessons, drawing and painting lessons.

Stage 4: Our fourth planned segment of services to be offered if the first 3 stages were successfully launched will be the “Lifestyle Ciclet” which would include in our app such services as the yoga and Pilates training, weight training, MMA training, nutritionist, massage therapy, counseling services, and personal cooking lessons.

These will be the Company’s main targeted categories which it anticipates will be most popular, however as demands for services are continuously changing and as different needs grow, additional services could be added to our app.

What Is Ciclet and How to Find Service Providers

Once developed, Ciclet will be a convenient, easy to use platform that connects people who need small tasks taken care of with professionals who perform those tasks for a living. With our help, a consumer no longer needs to spend countless hours looking for someone to help them out at an affordable cost.

The platform will do all the searching for the Service Seeker and ensure that the workers that Service Seekers find are perfectly capable of dealing with the tasks required. It will connect Service Seekers with Service Providers who are located close by, and can drop by the Service Seeker’s location even at a short notice. Service Seekers can even specify details about the tasks they need help with, so that the experts reviewing the requests can assist them with any additional considerations regarding the skills and experience needed for a particularly difficult task.

Ciclet will be formed to help consumers seeking help with a task such as moving or assembling furniture, cleaning an appliance, running errands or other simple, yet important and meaningful services or activities which they are unable to do it themselves due to a busy schedule or if they lack the tools or abilities.

With Ciclet, a Service Seeker will never fall behind with their schedule, or waste time trying to find someone qualified to help them with any virtual task or real life situation. Easy to use and highly efficient, Ciclet will make communication issues between the Service Seeker and the Service Providers a thing of the past, while at the same time allowing the Service Seeker to make payments securely online, only when the task itself is completed.

How Does Ciclet Work for Finding the Perfect Helpers?

Whether a Service Seeker wants to find a few strong individuals to help move your belongings to a new home, or locate a skilled guitar teacher who can teach your kids through a secure online environment, Ciclet will help Service Seekers source and identify Service Seekers at a short notice and on demand.

But how does this revolutionary and highly convenient platform really work? Also, what are the steps one has to take in order to get the best results out of it?

Ciclet will not just be a network that connects Service Seekers with random Service Providers for various jobs. It assigns skilled, efficient and responsible workers to one’s tasks, of which each Service Provider will undergo a detailed screening process before they are accepted to be a Service Provider on the Ciclet platform.

The actual way in which the platform will work is extremely straightforward and easy to grasp:

•

First of all, a Service Seeker will choose the type of work they need help with, and complete a basic form with information about the task, such as their location, the date and time when they need assistance, and any additional details about the task.

•	The experts at Ciclet will then evaluate the request and help to assign the perfect workers to it – the people who have the best track record and are closest to a Service Seeker’s location.

•	Next, the workers take care of the task, either visiting the Service Seeker’s location or online (depending on the nature of the work one needs help with).

•	Finally, only once the task is completed will the Service Seeker will have to provide the payment on Ciclet’s secure payment platform.

Ciclet plans to be a fully established, reputable organization that will take painstaking measures to ensure that every client is completely satisfied and our customer support service is available, if additional assistance is required.

Introducing Ciclet’s Technology

Ciclet’s technology software developer will allow the Company to offer a reliable and comprehensive software solution. The Ciclet app will offer a responsive design, an easy to use and configure private messaging system and the ability to screen Service Providers by their SSN and social media accounts to verify location, identity and more.

Ciclet’s software will allow it to easily start expanding the avenues of its business endeavors by putting together a powerful and engaging platform to connect Service Providers with people who need help with errands, moving, online jobs or anything else that self-employed workers may be able to offer assistance with. Our App will also offer numerous powerful features, such as Google map integration, region wide listing, social sharing, unlimited tasks and multi-currency acceptance.

Our technology platform is being developed and being outsourced to a technology provider who is not only experienced in creating applications but specializes in creating On Demand apps for businesses. Our Modular approach outlined as Stages 1 to Stages 4 is designed to identify blocks that are basic to all On-Demand businesses.

With the growing market of on Demand Services our technology will need to be up to date and powerful. For this reason our script and back end of features. These needs to functional and full features of our app and our back end are as follows:

Built-in ID verification

The Built-in ID verification for the service providers module keeps our service marketplace clean with 100% genuine workers inside.

Recommendation Algorithm

This script has intelligent algorithms that can recommend service providers taking in a variety of factors like rating, satisfaction quotient etc.

Search tasks by Location

Everything in this script is all about location. The workers in your marketplace can easily find tasks in their location via zip codes.

Google maps integration

This script has Google maps integration for physical tasks. Helps our users to go to task locations without any hassle.

Private messaging system

We understand that proper communication is the key in a marketplace driven by a vibrant community. So we have built in a sophisticated Private messaging system in the script, via which Service Seekers and service providers will be able to communicate quickly and effortlessly. These communications can also be monitored by the site admin.

Advanced search filters

With filters such as price, location, keywords and category etc. Our site visitors will be able to pull out any required information instantly.

Multiple language

With the language module, it will allow us to scale our business to any country. Users of any particular locale will be able to use our site easily in their preferred language.

Geo-based Multiple currency

Not only will our site users be able to use the site in their preferred language, but they will also be able to pay using their local currency.

Social sign up & Login in

With the social marketing script the registration & login will be seamless with Facebook & Twitter connect integration. Our users will be able to instantly & securely login using their social logins.

Powerful email management

The email management script is equipped with a powerful email management system with Proper SMTP configuration to manage all the automated notifications that will go out.

Subscription credits system

With the virtual currency system, service seekers on our site will be able to purchase credits and use those credits to post the job.

Automatic Invoice generation

We have considered automation very seriously. As soon as a task is completed, the invoice generation process happens automatically.

Credit system

We have built in a powerful Credit system in this script. Service providers will be able to purchase credits to bid on the tasks. The credit for each bid is decided based on the value of the project posted. This is potentially a source of revenue, as people may be inclined spending money to buy credits and may also help in having only serious bids posted.

Direct pick a Provider

If a Service Seeker is happy with a Service provider, he will be able to directly pick a Service provider instead of going through the normal process.

Availability setting

This service marketplace script allows the Service providers to set their availability on will -or- turn off their availability when busy.

Time Slot Management

Based on the comfort of the Service Seeker, he can mention the time slot at which his work can be done. Useful when work needs to be planned out.

PayPal adaptive payments

Comes with PayPal Adaptive integration to automate the payment commission & Payout splits between worker and for the Company for each task.

Stripe payment gateway

For future integration once we begin expanding our marketplace to get users from various parts of the world we will be ready as we have built in a Payment Gateway. No matter what, everyone should be able to pay effortlessly. So we have built in multiple payment gateways, so payments can be handled across the globe. PayPal Adaptive integration automates the payment commission & Payout splits between the worker and to the Company for each task. Stripe helps users with credit cards to pay instantly from any country.

Open Pricing system

Before choosing Service providers, the system will allow Service seekers to have an idea of the rates of the different Service providers.

Reviews and ratings

Important for our Company to grow we need to know what the marketplace is saying about our app and our Company so we will have an option for users to rate & review service providers, so service seekers can make an informed decision.

Responsive Admin panel

The Company’s administration panel will be loaded with a lot of features, detailed charts, user management, worker management, email management, analytics and more which will allow us to control the entire site end-to-end. The responsive administration panel is also configured where our Service Marketplace can now be controlled right from our mobile device.

Recommendation Algorithm

Our script will have an intelligent algorithm present in the system where it recommends good service providers to service seekers ( it works by taking into a variety of factors like review, rating, satisfaction quotient, responsiveness etc.). This helps in boosting the confidence of service seekers on our site.

100% Responsive - works across all devices & tablets.

Be it a Mobile device or hand held devices like tablets, the site will automatically adjust to the resolution of the screen, thus giving a seamless and smooth experience for our site visitors. The script will also be available in both IOS & Android version as well, that will work in sync with the web script.

Why Use Ciclet?

With our future software developer’s expertise, know-how and experience in developing On-Demand applications, will allow Ciclet to quickly be able to launch its business, screen new Service Providers, set up a host of payment options, and start having new clients to ask our workers for well-paid help with their chores.

Our solutions will be customizable as our technology providers will allow us to set up our own strategy based on the location and the manner in which we want our business to operate. We will set up the platform to offer support solely for online assistance, or target only Service Providers from a specific location. Also, the responsive, solid design will allow anyone interested in visiting our website from their new laptop or smartphone, or from an old desktop, to enjoy the best possible experience.

One of the main features that Ciclet will have to offer has to do with facilitating payments. The platform will be integrated with credit card payments, as well as services such as PayPal, Moneybookers or Google Checkout. Also, it offers multi-currency support and an integrated currency converter.

As for the quality of the platform itself, it's worth mentioning Ciclet's bootstrap design – which will make it easy for people of all skill levels to work on projects of virtually any size – and its powerful and will have reliable content and user management systems. No task will be too big or too small for Ciclet.

How Will Revenue be Generated?

At this point the business model for how Ciclet plans to earn its revenue is by taking a commission on every transaction that happens over the app.

Ciclet will offer an immense opportunity for business owners and Service Providers to earn a lot of money by facilitating the completion of various tasks at a short notice. Everyone wants to finish their errands, get done moving their furniture or handle other tasks as soon as possible, and when they have at their disposal a convenient online platform that can help them with that, they will be more than happy to pay for a job well done.

Ciclet, however, will offer the opportunity to perform actions such as screening Service Providers, keeping track of their progress and communicating with their clients with ease. Using a commission based system, the app will assign the amounts Service Providers are paid, while retaining an established commission value for the Company while also including administrator and staff support.

The platform will allow the Company to view all task sales, commissions, amounts retained for task purposes and overall revenue, all on a single, easy to access page on the planned dashboard. Also, it will provide our Company with the opportunity to integrate as many payment options as we want, allowing clients to conveniently pay their Service Providers online. This in turn allows the Company to be paid directly without having to worry about chasing for payments or worrying about any default payments.

Value Proposition of Ciclet

•	Saves time

•	Easy to get help

•	Cash free payment

•	Local jobs in and around the neighborhood

•	No schedule job, work at one’s own convenient time

•	Instant money- wages immediately after the task

•	Better return on reputation as the level increases

Ciclet’s 2 Customer Segment Explained:

Service Seekers

•	People who want to outsource errands can post their job on the platform and Ciclet connects them to qualified Service Providers available to help.

•	People who are on the go can post the task through the app and have the work taken care of by the time they return.

•	People can pay through the app after the task has been completed.

Service Providers

•	Professionals that are experts in their given professions, who are underemployed or unemployed or those who are qualified and want to make some extra money can sign up to Ciclet.

•	The background is checked to get selected as a Service Provider.

•	Service Providers are automatically assigned a job. They can either accept it or reject it.

How Ciclet finds customers:

•	Word of Mouth Advertising

•	Internet Marketing

•	Free First Delivery

•	Various Offers

The Process of Recruiting Service Providers:

•	People who want to be a Service Provider will have to apply online. They will also be able to log in with Facebook or LinkedIn and complete their application.

•

The Company will use third party agencies to conduct the background of the Service Provider will be thoroughly checked through such means as reference checks, criminal records checks, and Better Business Bureau checks will be followed by an interview.

•	After shortlisted and accepted to the Ciclet service provider platform, Service Providers will be able to specify their skills and interests, and are accepted into the database of Ciclet.

The Future of Ciclet:

Over the past 20 years, the internet has evolved from trusting people online for information to trusting to handing credit card information, and now we’re entering the third trust wave— connecting trustworthy strangers from all kinds of people powered marketplaces. Based on the same principle of trust and letting strangers or neighbours helping each other, Ciclet hopes to have a promising future.

Pros of the Ciclet Opportunity

Quality Service Providers: – Ciclet understands that hiring people through an online service could spark some questions especially in the character and credibility of the person. Ciclet hopes to address this concern and hopes to help ease client’s worries about the quality of the person they are hiring. Ciclet plans to conduct a background check on the people who sign up to become Service Providers, as well as having them complete exams and supply professional licenses if applicable. This way a Service Seeker will have knowledge of the Service Provider that they are hiring is qualified for the job.

1.

Safe Transactions: – The payment and exchange of money is also a major concern when hiring individuals from online service websites, especially for tasks that would payout large sums of money. With Ciclet there is no need for cash to change hands for any job or transaction as we will handle all payments and reimbursements from the Company’s backend software platform. Once Ciclet has been paid, the Company will then turn around and wire they payment to the Service Provider once the job is completed. This helps both parties as you are ensured the Service Provider will only get paid when the job is complete and the Service Provider is ensured that the money will be paid to them by our Company upon completion of the task.

2.

Support: – We also hope to provide the Service Provider with support which is good because there are some jobs that are done virtually, so you don’t have to be in the same place as the Service Provider to hire them. People around the world can hire a Service Provider to do digital work and if there are any problems encountered with them, you can call Ciclet’s customer support at any time. Being able to contact customer support at any time anywhere in the world will be a definite plus.

Cons of the Ciclet Opportunity

1.

Service Fee: – Ciclet will not charge a Service Provider anything for signing up, but it does plan on charging a 20% commission rate on all tasks, meaning if you pay $100 for a task, the Company will take $20 from it. This could highly affect the rates that Service Providers work with since they have to compensate for the rather high commission rate being charged to them. Having this high commission rate causes most of the takers rates to be slightly higher than that of other rates in the market so Service Seekers might have to spend a little bit more for this convenient on demand service.

2.

Client Security: – Ciclet does not offer a form of client security, meaning if a Service Seeker hires someone to do a task for them, they may still run the risk of that person not actually completing the said task. This is important especially for tasks that a Service Seeker needs done on a deadline and are expecting someone to come do it for them but does not show up. If this happens, the Service Seeker will not be allowed to leave a review to the Service Provider that accepted the job since the job was not completed as Ciclet only allows reviews on jobs that were completed. Though a Service Seeker will not lose money when this happens since Ciclet only pays Service Providers when the job is completed but it could cost a Service Seeker time and inconveniences.

3.

Task Completion Guarantee: Ciclet does not plan to offer a form of task completion insurance, meaning a Service Seeker may still run the risk of that Service Provider not actually completing the project, or doing a poor job. They are only allowed to leave a review of a Service Provider who completes a job, so if someone is a no-show, you can’t leave a poor review of the tasker. (Though you don’t have to pay for an incomplete task, so you don’t loose money.)

4.	Somewhat limited availability: If you live in an area where Ciclet does not operate the customer will have to wait while the company grows.

Competition

Some of the location based services that are located in the Philippines may be perceived as competition but they are not direct competition as they do not offer the services being proposed by Circlet.

Some of these companies are as follows:

Upwork: www.upwork.com is a web-based platform that brought visibility and trust to remote work. It was so successful that other businesses would also benefit from reliable access to a larger pool of quality talent, while workers would enjoy freedom and flexibility to find jobs online. The technology is the foundation of Upwork — the world’s leading freelancing website. With millions of jobs posted on Upwork annually, freelancers are earning more than $1 billion via the site each year and providing companies with over 3,500 skills.

Through Upwork businesses get more done, connecting with freelancers to work on projects from web and mobile app development to SEO, social media marketing, content writing, graphic design, admin help and thousands of other projects. Upwork makes it fast, simple, and cost-effective to find, hire, work with, and pay the best professionals anywhere, any time.

Upwork’s vision is to connect businesses with great talent to work without limits.

Another location servicing company in the Philippines which is not a Direct competitor is www.199jobs.com which is a website that allows people to offer their services on it to those willing to pay a fixed price. They post “jobs”, which are the things that they can do for you. They also have a managed service where they take care of hiring, vetting and managing the people for the task.

Another perceived competitor is www.raket.ph, it's a listing site (well, sort of marketplace) that features service providers from arts, IT, business, legal, and other fields.

The closet and direct competitor for our Company is www.gawin.com. Gawin is known as the #1 Services Marketplace in the Philippines where they qualify service providers for you. One will get up to 5 quotations for each request one makes. It provides a dependable way to hire services you need from plumbers to photographers. Just tell us what you need and get introduced to vetted and trusted professionals within minutes or hours.

Potential Market Size of the On Demand Business

Philippines is emerging as one of the prominent App markets in Asia, AppLift has put the spotlight on the mobile apps market in Philippines, the reasons are simple: the Philippines is the third largest smartphone market in Southeast Asia, and the fastest growing app market, according to insights from InMobi; (http://sumo.ly/b5FC via @applift) a comparatively low smartphone penetration (Ericsson predicts 40% by end of 2015) combined with high install growth (driven by low cost devices and cheap data plans), results in fairly low CPIs. Add to that the fact that app localization is almost unnecessary, as 57% of the population speaks English (the second official language of the country), and 40% of mobile internet users prefer it over Filipino. An emerging market with an eager audience like this can be a gold mine for app developers.

The smartphone craze has brought significant changes in Filipinos’ mobile behaviors. Take this as an example: When the Philippines’ mobile market took off, SMS was a genuine revolution: At its highest point, around two billion SMS messages were sent daily. Social networks have had a major impact on the way Filipinos interact; on average, they spend 4 hours per day on social media, which comes up to roughly 42% of total screen time. However, despite slowing down considerably, the country reportedly still generates the largest SMS volume in the world.

To explore how Filipinos put their smartphones to use, we turned to our app store intelligence platform Priori Data PRO, where we looked at download and revenue data from the App Store, and from Google Play. We drew some conclusions from our analyses and worked out a few key takeaways which are listed below.

Our Marketing Strategies

1. Learn Our Technology

To be successful we will need to understand our technology and to make sure it is functioning and working well and allow the Company to streamline the app and to remove any links or flaws that are not functioning properly.

2. Determine Our Goals

Before you can optimize our business for on demand social networking, we will need to determine what we want to accomplish. Our goals are as follows:

•	Increase our web traffic to our app

•	Attract more users to our app

•	Generate new customer acquisition and customer retention

•	Keep customers and make sure they continue to be repeat customers

If we are successful in achieving these objectives it should allow us to be successful in executing our business plan.

3. Establish Our Web Presence

We need to make sure that our Company is listed on the key social media sites and that our business description and address, phone, and details are correct and current. We will need to let our market know who we are.

We will try to list our business on as many social networking sites and we will integrate with our other social networking accounts, like Facebook and Twitter. We need to make sure that our features are constantly being added to each network.

4. Implement Promotions

To increase customers and service providers we will implement a social marketing campaign where the Company will run promotions to increase engagement and to get exposure to our application. As part of our promotion marketing strategy we plan to advertise particular incentives, rather than our business in general.

Examples of these promotions across the various social media networks that the Company may implement may include such promotions as:

•	Raffles (e.g. "Every person who signs in gets a chance to win an iPod.")

•	First check in specials (e.g. "No service charge by the Company for the first service for new service subscribers.")

•	Frequent User Benefits (e.g. "Use the Company’s application 10 times, get a discount.”)

5. Engage With Our Customers

We plan on engaging our audience and customers by interacting with them as one of the most effective uses of social media such as Twitter is personal engagement and relationship building with our audience.

6. Analyze and Track Statistics

In order to make sure our promotions and advertising campaigns are effective it would be important for the Company to study data online to qualitative observations on our site and app. It is important to keep track of everything so we can learn what promotions work with our audience. However, it is important to keep in mind that our ROI may not be directly measurable, and aside from increased sales, as we are working for brand exposure and increased awareness of our business.

7. Be Prepared to Adapt

Location-based social network technology may be the newest and grooviest incarnation of social media, but it certainly won't be the last. And in a year it won't look exactly like it does today. So we will have to be prepared to adapt our methods when features change, as new tools emerge, and as we review our own promotional results. Again, keep your objectives in mind, and be ready to keep up with new technology.

8. Avoid Common Pitfalls

We have learned that several common mistakes in promoting one’s Company that we will try and avoid are as follows:

•	We will not leave fake reviews or tips as it may lead us to lose credibility immediately when people catch on.

•	We will not throw up poorly designed ads as a badly designed banner ad will perform much worse than one that is designed properly.

•	We will be diligent in monitoring activity as we will want to be mindful of compliments and any negative feedback or complaints.

9. We need to Know Where Our Customers Are

To be successful we will need to understand digital marketing and understand how location based technology actually works. Traditionally marketing used to be done through other mediums as TV and newspapers, but now customers are now using Facebook and checking their Twitter feeds. When it comes to location based business we must focus our efforts on the apps and services that their target consumers are already using. This can be scary, since most people spend almost all their time using a very limited set of apps, but doing the necessary research beforehand can prevent us from wasting time on a campaign.

10. Market on Multiple Platforms

To market successfully Location-based tools function better by having them work together over multiple social media platforms.

11. Put the consumer in Control

Location-based marketing initiatives should always be run on an opt-in basis. Ideally, consumers should be able to set preferences that dictate the maximum number of offers they wish to receive per week, or select offer categories that are relevant based on their personal interests. Finally, it should be just as easy for a consumer to opt-out of a location-based campaign as it was for the person to opt-in.

12. Be willing to Make Adjustments

Location-based marketing campaigns are rarely perfect from the get-go. With that in mind, it is important for the Company to set aside time to track and review our campaigns. To be successful we will need to know that most advertising needs to be tweaked and optimized to be successful. The variables of location are not always well understood, always changing, and it may require some adjustments.

Government Regulation: Internet

We are subject to federal, state and local laws and regulations applicable to businesses generally in the United States, where our business is incorporated in the state of Nevada. We are also subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business. In addition, rising concern about the use of data collection and GPS tracking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our service.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state, and foreign laws regarding privacy and protection of member data. We intend to post on our website a privacy policy and user agreement, which will describe our practices concerning the use, transmission and disclosure of member data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of privacy and data protection laws, and their application to the Internet is unclear, evolving and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices, or that new regulations will be enacted. Complying with these varying domestic and international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and customers, which could adversely affect our business.

In the Philippines, we are subject to the Data Privacy Act of 2012, which act protects all forms of information that are personal, private or privileged. It covers all persons, whether natural or juridical, with particular emphasis to companies or juridical entities involved in the processing of protected information.

Similar to many data privacy regimes in the region and globally, the Act sets out general data privacy principles ('Principles') by which all Controllers must abide. In brief, the Principles stipulate that personal information must be:

•	Collected for specified and legitimate purposes, which must be declared to the Data Subject before collection (or as soon as reasonably practicable after collection)

•	Processed (ie used) fairly and lawfully

•	Accurate and not excessive for the purposes for which it is collected and processed

•	Retained only for as long as necessary for the stated purposes, and

•	Anonymised or de-identified as soon as possible, subject to limited exceptions.

In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure.

Intellectual Property

We do not currently possess any intellectual property that has been approved nor pending as our software is still being developed.

Research and Development

We did not incur any significant research and development expenses during the period from June 30, 2016 (inception) to January 31, 2018.

Employees and Employment Agreements

As the date of this filing, we have no permanent staff other than our sole officer and director, Mr. Eugenio L. Jumawan Jr., who is our President and CEO. Mr. Jumawan Jr. is employed elsewhere and has the flexibility to work on our company up to 25 hours per week. He is prepared to devote more time to our operations as may be required. He is not being paid at present.

There are no employment agreements in existence. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. Management does not plan to hire additional employees at this time. Our sole officer and director will be responsible for the initial servicing.

Seasonality

We do not have a seasonal business cycle.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

1.

The last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,070,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,070,000) or more;

2.

The last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

3.	The date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

4.	The date on which such issuer is deemed to be a 'large accelerated filer', as defined in section 240.12b-2 of title 46, Code of Federal Regulations, or any successor thereto.

As an emerging growth company, we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment and the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934, which require the shareholder approval of executive compensation and golden parachutes. These exemptions are also available to us as a Smaller Reporting Company.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company.

ITEM 2. PROPERTIES

The Company uses office space at B11 L12 Woodpecker Street Bougainvillea Village Agus Lapulapu City, Philipines 66015 CEBU. The Company’s majority shareholder has offered the office space to the Company at no charge.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our securities. Our shares are not and have not been listed or quoted on any exchange or quotation system.

In order for our shares to be quoted, a market maker must agree to file the necessary documents with the National Association of Securities Dealers, which operates the OTCQB. In addition, it is possible that such application for quotation may not be approved and even if approved it is possible that a regular trading market will not develop or that if it did develop, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

There is currently no established trading market for shares of our common stock. Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. For information regarding the requirements of resales under Rule 144, see the heading “Rule 144” below.

Holders

As of November 19, 2020, we had 52 shareholders of record of our common stock with 15,851,001 shares of common stock outstanding.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty, and if and until we complete any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

During the year ended January 31, 2018, the Company sold to 51 individuals 5,851,001 shares of common stock for total purchase price of $35,107, which was used to fund operations.

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended January 31, 2018 from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

None.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to us. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

Results of Operations

Years Ended January 31, 2018 and Period from Inception (June 30, 2016) to January 31, 2017

		Inception
	Year Ended	(June 30, 2016) to
	January 31,	January 31,
	2018	2017	Changes	%

Operating expenses
Professional fees	$25,203	$5,705	$19,498	342%
General and administrative	2,798	3,481	(683)	(20%)
Total operating expenses	28,001	9,186	18,815	205%
Net Loss	$(28,001)	$(9,186)	$(18,815)	205%

We had no operations during the years ended January 31, 2018 or period form inception (June 30, 2016) to January 31, 2017, nor do we have operations as of the date of this filing. We had a net loss of $28,001 and $9,186 for the year ended January 31, 2018 and the period ended 2017, respectively. The increase was mainly attributable to the increase in professional fees incurred during the year ended January 31, 2018.

Liquidity and Capital Resources

	As of	As of
	January 31,	December 31,
	2018	2017	Changes	%

Current Assets	$39,339	$11,813	$27,526	233%
Current Liabilities	$21,419	$999	$16,420	2044%
Working Capital	$17,920	$10,814	$7,106	66%

As of January 31, 2018 and 2017, our total assets were $39,339 and $11,813, respectively.

As of January 31, 2018 and 2017, our total liabilities were $21,419 and $999, respectively.

Stockholders’ equity was at $17,920 as of January 31, 2018 compared to $10,814 as of January 31, 2017.

As of January 31, 2018, we had a working capital of $17,920 compared with $10,814 as of January 31, 2017. The increase in working capital was primarily attributed to the increase in cash from the issuance of common shares.

		Inception
	Year Ended	(June 30, 2016) to
	January 31,	January 31,
	2018	2017	Changes	%

Cash flows used in operating activities	$(9,489)	$(9,186)	$(303)	3%
Cash flows provided by financing activities	37,015	20,999	16,016	76%
Net changes in cash	$27,526	$11,813	$15,713	133%

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities since inception. For the year ended January 31, 2018, net cash flows used in operating activities was $9,489. The net cash used in operating activities for the year ended January 31, 2018 was attributed to a net loss of $28,001, decreased by an increase in accounts payable and accrued liabilities of $18,512.

For the period from inception (June 30, 2016) to January 31, 2017, net cash flows used in operating activities was $9,186 attributed to net loss incurred during the period.

Cash Flow from Financing Activities

We have financed our operations primarily from advances and loans from related parties.

For the year ended January 31, 2018, net cash from financing activities was $37,015 compared to $20,999 for the period from inception (June 30, 2016) to January 31, 2017.

During the year ended January 31, 2018, the Company had proceeds from issuance of common stock of $35,107 and advances from related party of $1,908.

During the period from inception (June 30, 2016) to January 31, 2017, the Company had proceeds from issuance of common stock of $20,000 and advances from related party of $999.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended January 31, 2018, expressing substantial doubt as to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses and has nominal assets. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company is dependent on stock issuances and advances from its principal shareholders or other affiliated parties for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to an investor in our securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS ADD SUPPLEMENTARY DATA

CICLET HOLDINGS INC.

AUDITED FINANCIAL STATEMENTS

JANUARY 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ciclet Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ciclet Holdings Inc. (the Company) as of January 31, 2018 and 2017, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended January 31, 2018 and the period of June 30, 2016 (inception) through January 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

Farmington, Utah

December 1, 2020

CICLET HOLDINGS INC.

BALANCE SHEETS

	January 31, 2018	January 31, 2017

ASSETS
Current Assets
Cash	$35,396	$503
Funds held in trust	3,943	11,310
Total Current Assets	39,339	11,813

TOTAL ASSETS	$39,339	$11,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$18,512	$-
Due to related party	2,907	999
Total Current Liabilities	21,419	999

Total Liabilities	21,419	999

STOCKHOLDERS’ EQUITY
Common Stock:175,000,000 shares authorized; 15,851,001 and 10,000,000 shares, respectively issued and outstanding with par value of $0.00001 each	159	100
Additional paid-in capital	54,948	19,900
Accumulated deficit	(37,187)	(9,186)
Total Stockholders’ Equity	17,920	10,814
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,339	$11,813

The accompanying notes are an integral part of these financial statements

CICLET HOLDINGS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Inception (June 30, 2016)
	January 31,	to January 31,
	2018	2017

OPERATING EXPENSES
Professional fees	$25,203	$5,705
General and administrative	2,798	3,481
Total Operating Expenses	28,001	9,186

NET LOSS AND COMPREHENSIVE LOSS	$(28,001)	$(9,186)

Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	10,778,741	10,000,000

The accompanying notes are an integral part of these financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, June 30, 2016 (Inception)	-	$-	$-	$-	$-
Issuance of common stock for cash	10,000,000	100	19,900	-	20,000
Net loss	-	-	-	(9,186)	(9,186)
Balance, January 31, 2017	10,000,000	$100	$19,900	$(9,186)	$10,814
Issuance of common stock for cash	5,851,001	59	35,048	-	35,107
Net loss	-	-	-	(28,001)	(28,001)
Balance, January 31, 2018	15,851,001	$159	$54,948	$(37,187)	$17,920

The accompanying notes are an integral part of these financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	Year ended	Inception (June 30, 2016)
	January 31,	to January 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,001)	$(9,186)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	18,512	-
Net cash used in operating activities	(9,489)	(9,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	35,107	20,000
Advances from related party	1,908	999
Net cash provided by financing activities	37,015	20,999

Net increase in cash and cash equivalents	27,526	11,813
Cash and cash equivalents - beginning of period	11,813	-
Cash and cash equivalents - end of period	$39,339	$11,813

Cash consists of:
Cash	$35,396	$503
Funds held in trust	3,943	11,310
	$39,339	$11,813

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

CICLET HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED JANUARY 31, 2018 AND

THE PERIOD FROM JUNE 30, 2016 (INCEPTION) TO JANUARY 31, 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash

Cash comprises cash balances, cash on current accounts with banks, and bank deposits. As of January 31, 2018 and 2017, the Company has $35,396 and $0, respectively, in cash. The cash accounts are held in Philippine Pesos, and foreign exchange loss has been recorded, which is an insignificant amount as of January 31, 2018.

Funds held in trust comprise funds held in a trust account by the Company’s legal counsel. As of January 31, 2018, the Company has $3,943 in funds held in trust, which are also considered cash equivalent.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 5).

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding as of January 31, 2018 or 2017.

Software Development Costs

In accordance with FASB ASC 985 “Software,” all software development costs are expensed prior to the establishment of technological feasibility. Technological feasibility of a software is established upon the completion of all planning, designing, coding and testing activities required to establish to meet its design specifications. Software development costs are capitalized after the determination of technological feasibility. These costs include coding and testing performed subsequent to establishing technological feasibility. When the software is fully developed and reached its implementation stage, cost of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. No software development costs have been incurred up to January 31, 2018.

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

Revenue Recognition

The Company recognizes revenue in the statement of operations when the following criteria are met in accordance with ASC 605, “Revenue Recognition:” there is persuasive evidence of an arrangement exists; the price is fixed and determinable; delivery has occurred or services have been rendered, and collectability is reasonably assured. The Company has not recognized any revenue since its inception.

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

Pursuant to the provisions of ASC No. 740, “Income Taxes,” the Company provides valuation allowances for deferred tax assets for which it does not consider realization of such assets to be more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the historical taxable income generation, projected future taxable income, the reversal of existing deferred tax liabilities and tax planning strategies in making this assessment (see Note 6).

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

NOTE 3 – GOING CONCERN

These audited financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended January 31, 2018, the Company recognized no sales revenue and incurred a net loss of $28,001. As of January 31, 2018, the Company had an accumulated deficit of $37,187. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMON STOCK

The Company has authorized 175,000,000 shares of common stock with a par value of $0.00001.

During the year ended January 31, 2018, the Company issued 5,851,001 common shares at $0.006 per share for proceeds of $35,107 to independent investors through private placement.

On June 30, 2016, the Company received an initial funding of $20,000 through the sale of common stock to our sole officer and director, who purchased 10,000,000 of our common stock at $0.002 per share for $20,000.

As of January 31, 2018 and January 31, 2017, the Company’s common stock issued and outstanding was 115,851,001 shares and 10,000,000 shares, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The amount due to related party consists of advances from the Company’s director. The amounts are non-interest bearing, have no set repayment terms and are not secured.

During the periods ended January 31, 2018 and 2017, the director advanced the Company $1,908 and $999, respectively.

As of January 31, 2018 and January 31, 2017, the amount owing to the related party was $2,907 and $999, respectively.

NOTE 6 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended January 31, 2018. The Company’s financial statements for the year ended January 31, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

	January 31, 2018	January 31, 2017
Net operating loss carryforward	$37,187	$9,186
Tax Rate	21%	21%
Deferred tax asset	7,809	1,929
Less: Valuation allowance	(7,809)	(1,929)
Deferred tax asset	$-	$-

The Company’s deferred tax asset has been fully offset by a valuation allowance, which increased by $5,880 and $1,929 during the periods ended January 31, 2018 and 2017, respectively. As of January 31, 2018, the Company had $37,187 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire between 2037 and 2038. NOLs generated in tax years prior to January 31, 2018, can be carried forward for twenty years, whereas NOLs generated after January 31, 2018 can be carried forward indefinitely.

In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2017 through 2018 are subject to review by the tax authorities.

NOTE 7 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at January 31, 2018. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no other material events have occurred that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were not effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, consisting of our sole officer and director, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of January 31, 2018, our internal control over financial reporting was not effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Security and Exchange Commission applicable to smaller reporting companies that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our sole director serves until his successor is elected and qualified. Our sole officer is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees. The Company does not currently have an independent Audit Committee and does not have a charter.

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)
Eugenio L. Jumawan Jr.	42	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

The person named above has held his offices/positions since inception of our Company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

Business Experience

Mr. Jumawan Jr. is currently employed as the CFO and Credit Manager of Commercial Trade Financial Services, Inc. (CTFSI) which is located in Mandaue City, Cebu of the Philippines. He has served CTFSI since August 2007 where the Company is in the business of leasing and financing motorcycles. Mr. Jumawan Jr. has also received his Masters of Public Administration from Southwestern University, Cebu City in the Philippines.

Mr. Jumawan Jr. was appointed to our board of directors due to his financial background sales and marketing experience, and is qualified to act as our director due to extensive experience.

Involvement in Certain Legal Proceedings

Our sole director and executive officer has not, during the past ten years:

1.	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

Had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

Been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Other Directorships

Except as indicated above, our sole director does not hold any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Conflicts of Interest

At the present time, we do not foresee any direct conflict between Mr. Jumawan Jr., other business interests, and his involvement in our company.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees. When we do adopt a code of ethics, we will disclose it in a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

We have made no provisions for paying cash or non-cash compensation to our sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the year ended January 31, 2018 and the period from inception (June 30, 2016) through January 31, 2017.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugenio L. Jumawan Jr. President	2018	0	0	0	0	0	0	0	0
President	2017	3,150	0	0	0	0	0	0	0

Our President was paid a consulting fee of $450 per month for a total of $3,150 in fiscal 2017. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of January 31, 2018 and 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Eugenio L. Jumawan Jr.	-	-	-	-	-	-	-	-	-

There were no grants of stock options since inception to the date of this Prospectus.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Our Board of Directors has not adopted a stock option plan. We have no plans to adopt one at the moment, but may choose to do so in the future. If such a plan is adopted, it may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of January 31, 2018, with respect to the beneficial ownership of Ciclet’s Common Stock by the officers and directors of Ciclet, and each person known by Ciclet to be the beneficial owner of more than 5% of Ciclet’s outstanding shares of Common Stock. At January 31, 2018 and through the date of this filing, there were 15,851,001 shares of common stock and no shares of preferred stock issued and outstanding.

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

Name and Address	Number of Shares Beneficially Owned	Percent of Outstanding Shares
Principal Stockholders

5% or Greater Shareholders:

Eugenio L. Jumawan Jr. (1)	10,000,000	63.09%

(1)

On June 30, 2016, the Company received an initial funding of $20,000 through the sale of common stock to our sole officer and director, who purchased 10,000,000 of our common stock at $0.002 for $20,000.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

During the periods ended January 31, 2018 the 2017, the director of the Company advanced to the Company $1,908 and $999, respectively, for payment of operating expenses, resulting in amounts due of $2,907 and $999 at January 31, 2018 and 2017, respectively. These advances have no repayment terms, are non-interest bearing, and uncollateralized.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended January 31, 2018 and period from inception (June 30, 2016) to January 31, 2017:

	2018	2017
Audit fees	$5,750	$5,000
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$5,750	$5,000

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

Exhibits:

31.1	Certification of Principal Executive Officer and Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 20023
32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CICLET HOLDINGS INC.
(Registrant)

Dated: December 2, 2020	By:	/s/ Eugenio L. Jumawan Jr.
Eugenio L. Jumawan Jr.
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

