Form 10-Q
period 2018-04-30
Ciclet Holdings Inc.
filed 2020-12-21
CIK 1699126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-217387

CICLET HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

B11 L12 Woodpecker Street Bougainvillea Village Agus Lapulapu City, Philipines 66015 CEBU
(Address of principal executive offices)	(Zip Code)

+ 639054201506

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

15,851,001 common shares issued and outstanding as of December 16, 2020

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed interim financial statements for the three month period ended April 30, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CICLET HOLDINGS INC.

BALANCE SHEETS

(UNAUDITED)

	April 30, 2018	January 31, 2018

ASSETS
Current Assets
Cash	$35,231	$35,396
Funds held in trust	3,943	3,943
Total Current Assets	39,174	39,339

TOTAL ASSETS	$39,174	$39,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$22,512	$18,512
Due to related party	3,100	2,907
Total Current Liabilities	25,612	21,419

Total Liabilities	25,612	21,419

STOCKHOLDERS’ EQUITY
Common Stock:175,000,000 shares authorized; 15,851,001 shares issued and outstanding with par value of $0.00001 each	159	159
Additional paid-in capital	54,948	54,948
Accumulated deficit	(41,545)	(37,187)
Total Stockholders’ Equity	13,562	17,920
TOTAL LIABILITIES AND STOCKHOLDER’S’ EQUITY	$39,174	$39,339

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	April 30,
	2018	2017

OPERATING EXPENSES
Professional fees	$4,000	$1,000
General and administrative	358	17
Total Operating Expenses	4,358	1,017

NET LOSS AND COMPREHENSIVE LOSS	$(4,358)	$(1,017)

Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	15,851,001	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2018 AND 2017

(UNAUDITED)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, January 31, 2018	15,851,001	$159	$54,948	$(37,187)	$17,920
Net loss	-	-	-	(4,358)	(4,358)
Balance - April 30, 2018	15,851,001	$159	$54,948	$(41,545)	$13,562

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, January 31, 2017	10,000,000	$100	$19,900	$(9,186)	$10,814
Net loss	-	-	-	(1,017)	(1,017)
Balance - April 30, 2017	10,000,000	$100	$19,900	$(10,203)	$9,797

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	April 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,358)	$(1,017)
Changes in operating assets and liabilities:
Prepaid expenses	-	(186)
Accounts payable and accrued liabilities	4,000	-
Net cash used in operating activities	(358)	(1,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	193	203
Net cash provided by financing activities	193	203

Net changes in cash and cash equivalents	(165)	(1,000)
Cash and cash equivalents - beginning of period	39,339	11,813
Cash and cash equivalents - end of period	$39,174	$10,813

Cash consists of:
Cash	$35,231	$503
Funds held in Trust	3,943	10,310
	$39,174	$10,813

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2018

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the year ending January 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 2, 2020.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash

Cash comprises cash balances, cash on current accounts with banks, and bank deposits. As of April 30, 2018 and January 31, 2018, the Company has $35,231 and $35,396, respectively, in cash. The cash accounts are held in Philippine Pesos, and foreign exchange loss has been recorded, which is an insignificant amount as of April 30, 2018.

Funds held in trust comprise funds held in a trust account by the Company’s legal counsel. As of April 30, 2018 and January 31, 2018, the Company has $3,943 in funds held in trust, which are also considered cash equivalent.

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

No potentially dilutive debt or equity instruments were issued or outstanding as of April 30, 2018 or April 30, 2017.

Software Development Costs

In accordance with FASB ASC 985 “Software,” all software development costs incurred prior to the establishment of technological feasibility are expensed. Technological feasibility of a software is established upon the completion of all planning, designing, coding and testing activities required to establish to meet its design specifications. Software development costs are capitalized after the determination of technological feasibility. These costs include coding and testing performed subsequent to establishing technological feasibility. When the software is fully developed and has reached its implementation stage, cost of maintenance and customer support are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. No software development costs have been incurred up to April 30, 2018.

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

Revenue Recognition

The Company recognizes revenue in the statement of operations when the following criteria are met in accordance with ASC 605, “Revenue Recognition:” there is persuasive evidence that an arrangement exists, the price is fixed and determinable, delivery has occurred or services have been rendered, and collectability is reasonably assured. The Company has not recognized any revenue since its inception.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the three months ended April 30, 2018, the Company incurred a net loss of $4,358. As of April 30, 2018, the Company had an accumulated deficit of $41,545. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMON STOCK

The Company’s authorized common stock consists of 175,000,000 shares with par value of $0.00001.

During the year ended January 31, 2018, the Company issued 5,851,001 common shares at $0.006 per share for proceeds of $35,107 to independent investors through private placement.

As of April 30, 2018 and January 31, 2018, the Company’s common stock issued and outstanding was 15,851,001 shares.

NOTE 5 – RELATED PARTY TRANSACTIONS

The amount due to related party consists of advances from the Company’s director. The amounts are non-interest bearing, have no set repayment terms and are not secured.

During the three months ended April 30, 2018 and 2017, the director advanced the Company $193 and $203, respectively.

As of April 30, 2018 and January 31, 2018, the amount owing to the related party was $3,100 and $2,907, respectively.

NOTE 6 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at April 30, 2018. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. These estimates may change, as new events occur and additional information is obtained.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these condensed financial statements were issued. Based on our evaluation, no material events have occurred that require disclosure.

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

Results of Operations

We have not earned any revenues from our inception on June 30, 2016 through April 30, 2018.

Three months ended April 30, 2018 compared to the three months ended April 30, 2017

	Three Months Ended	Three Months Ended
	April 30,	April 30,
	2018	2017	Changes	%

Operating expenses
Professional fees	$4,000	$1,000	$3,000	300%
General and administrative	358	17	341	2006%
Total operating expenses	4,358	1,017	3,341	329%
Net Loss	$(4,358)	$(1,017)	$(3,341)	329%

We had a net loss of $4,358 and $1,017 for the three months ended April 30, 2018 and 2017, respectively. The increase was mainly attributable to the increase in professional fees incurred during the three months ended April 30, 2018.

Liquidity and Capital Resources

	As of	As of
	April 30,	January 31,
	2018	2018	Changes	%

Current Assets	$39,174	$39,339	$(165)	(0)%
Current Liabilities	$25,612	$21,419	$4,193	20%
Working Capital	$13,562	$17,920	$(4,358)	(24)%

As of April 30, 2018 and January 31, 2018, our total assets were $39,174 and $39,339, respectively.

As of April 30, 2018 and January 31, 2018, our total liabilities were $25,612 and $21,419, respectively.

Stockholders’ equity was at $13,562 as of April 30, 2018 compared to $17,920 as of January 31, 2018.

As of April 30, 2018, we had a working capital of $13,562 compared with $17,920 as of January 31, 2018. The decrease in working capital was primarily attributed to the increase in accounts payable and accrued liabilities.

	Three Months Ended	Three Months Ended
	April 30,	April 30,
	2018	2017	Changes	%

Cash flows used in operating activities	$(358)	$(1,203)	$845	(70)%
Cash flows provided by financing activities	193	203	(10)	(5)%
Net changes in cash	$(165)	$(1,000)	$835	(84)%

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities since inception. For the three months ended April 30, 2018, net cash flows used in operating activities was $358 attributed to a net loss of $4,358, decreased by an increase in accounts payable and accrued liabilities of $4,000.

For the three months ended April 30, 2017, net cash flows used in operating activities was $1,203 attributed to a net loss of $1,017, increased by an increase in prepaid expenses of $186.

Cash Flow from Financing Activities

For the three months ended April 30, 2018, net cash from financing activities was $193 compared to $203 for the three months ended April 30, 2017 from related party advances.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer, principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that as of such date, our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CICLET HOLDINGS INC.
(Registrant)

Dated: December 21, 2020	By:	/s/ Eugenio L. Jumawan Jr.
Eugenio L. Jumawan Jr.
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

