Form 10-Q
period 2018-07-31
Ciclet Holdings Inc.
filed 2021-01-07
CIK 1699126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

15,851,001 common shares issued and outstanding as of January 4, 2021

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed interim financial statements for the three month period ended April 30, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CICLET HOLDINGS INC.

BALANCE SHEETS

(UNAUDITED)

	July 31, 2018	January 31, 2018

ASSETS
Current Assets
Cash	$19,647	$35,396
Funds held in trust	-	3,943
Total Current Assets	19,647	39,339

TOTAL ASSETS	$19,647	$39,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,890	$18,512
Due to related party	3,100	2,907
Total Current Liabilities	8,990	21,419

Total Liabilities	8,990	21,419

STOCKHOLDERS’ EQUITY
Common Stock:175,000,000 shares authorized; 15,851,001 shares issued and outstanding with par value of $0.00001 each	159	159
Additional paid-in capital	54,948	54,948
Accumulated deficit	(44,450)	(37,187)
Total Stockholders’ Equity	10,657	17,920
TOTAL LIABILITIES AND STOCKHOLDER'S’ EQUITY	$19,647	$39,339

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017

OPERATING EXPENSES
Professional fees	$74	$11,607	$4,074	$12,607
General and administrative	2,831	2,075	3,189	2,093
Total Operating Expenses	2,905	13,682	7,263	14,700

NET LOSS AND COMPREHENSIVE LOSS	$(2,905)	$(13,682)	$(7,263)	$(14,700)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	15,851,001	10,000,000	15,851,001	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JULY 31, 2018 AND 2017

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2018	15,851,001	$159	$54,948	$(37,187)	$17,920
Net loss	-	-	-	(4,358)	(4,358)
Balance - April 30, 2018	15,851,001	$159	$54,948	$(41,545)	$13,562
Net loss	-	-	-	(2,905)	(2,905)
Balance - July 31, 2018	15,851,001	$159	$54,948	$(44,450)	$10,657

			Additional
	Common Stock		Paid-in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2017	10,000,000	$100	$19,900	$(9,186)	$10,814
Net loss	-	-	-	(1,018)	(1,018)
Balance - April 30, 2017	10,000,000	$100	$19,900	$(10,204)	$9,796
Net loss	-	-	-	(13,682)	(13,682)
Balance - July 31, 2017	10,000,000	$100	$19,900	$(23,886)	$(3,886)

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	July 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,263)	$(14,700)
Changes in operating assets and liabilities:
Prepaid expenses	-	(84)
Accounts payable and accrued liabilities	(12,622)	9,214
Net cash used in operating activities	(19,885)	(5,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	193	203
Net cash provided by financing activities	193	203

Net changes in cash and cash equivalents	(19,692)	(5,367)
Cash and cash equivalents - beginning of period	39,339	11,813
Cash and cash equivalents - end of period	$19,647	$6,446

Cash consists of:
Cash	$19,647	$503
Funds held in trust	-	5,943
	$19,647	$6,446

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2018

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2018 are not necessarily indicative of the results that may be expected for the year ending January 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 2, 2020.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash

Cash comprises cash balances, cash on current accounts with banks, and bank deposits. As of July 31, 2018 and January 31, 2018, the Company has $19,647 and $35,396, respectively, in cash. The cash accounts are held in Philippine Pesos, and foreign exchange loss has been recorded, which is an insignificant amount as of July 31, 2018.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the periods ended July 31, 2018 or July 31, 2017.

Software Development Costs

In accordance with FASB ASC 985 “Software,” all software development costs incurred prior to the establishment of technological feasibility are expensed. Technological feasibility of a software is established upon the completion of all planning, designing, coding and testing activities required to establish to meet its design specifications. Software development costs are capitalized after the determination of technological feasibility. These costs include coding and testing performed subsequent to establishing technological feasibility. When the software is fully developed and has reached its implementation stage, cost of maintenance and customer support are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. No software development costs have been incurred up to July 31, 2018.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the six months ended July 31, 2018, the Company incurred a net loss of $7,263. As of July 31, 2018, the Company had an accumulated deficit of $44,450. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMON STOCK

The Company’s authorized common stock consists of 175,000,000 shares with par value of $0.00001.

As of July 31, 2018 and January 31, 2018, the Company’s common stock issued and outstanding was 15,851,001 shares.

NOTE 5 – RELATED PARTY TRANSACTIONS

The amount due to related party consists of advances from the Company’s director. The amounts are non-interest bearing, have no set repayment terms and are not secured.

During the six months ended July 31, 2018 and 2017, the director advanced the Company $193 and $203, respectively.

As of July 31, 2018 and January 31, 2018, the amount owing to the related party was $3,100 and $2,907, respectively.

NOTE 6 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at July 31, 2018. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. These estimates may change, as new events occur and additional information is obtained.

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

Results of Operations

We have not earned any revenues from our inception on June 30, 2016 through July 31, 2018.

Three months ended July 31, 2018 compared to the three months ended July 31, 2017

	Three Months Ended	Three Months Ended
	July 31,	July 31,
	2018	2017	Changes	%

Operating expenses
Professional fees	$74	$11,607	$(11,533)	(99)%
General and administrative	2,831	2,075	756	36%
Total operating expenses	2,905	13,682	(10,777)	(79)%
Net Loss	$(2,905)	$(13,682)	$10,777	(79)%

We had a net loss of $2,905 and $13,682 for the three months ended July 31, 2018 and 2017, respectively. The decrease was mainly attributable to the decrease in professional fees incurred during the three months ended July 31, 2018.

Six months ended July 31, 2018 compared to the six months ended July 31, 2017

	Six Months Ended	Six Months Ended
	July 31,	July 31,
	2018	2017	Changes	%

Operating expenses
Professional fees	$4,074	$12,607	$(8,533)	(68)%
General and administrative	3,189	2,093	1,096	52%
Total operating expenses	7,263	14,700	(7,437)	(51)%
Net Loss	$(7,263)	$(14,700)	$7,437	(51)%

We had a net loss of $7,263 and $14,700 for the six months ended July 31, 2018 and 2017, respectively. The decrease was mainly attributable to the decrease in professional fees incurred during the six months ended July 31, 2018.

Liquidity and Capital Resources

	As of	As of
	July 31,	January 31,
	2018	2018	Changes	%

Current Assets	$19,647	$39,339	$(19,692)	(50)%
Current Liabilities	$8,990	$21,419	$(12,429)	(58)%
Working Capital	$10,657	$17,920	$(7,263)	(41)%

As of July 31, 2018 and January 31, 2018, our total assets were $19,647 and $39,339, respectively.

As of July 31, 2018 and January 31, 2018, our total liabilities were $8,990 and $21,419, respectively.

Stockholders’ equity was at $10,657 as of July 31, 2018 compared to $17,920 as of January 31, 2018.

As of July 31, 2018, we had a working capital of $10,657 compared with $17,920 as of January 31, 2018. The decrease in working capital was primarily attributed to the decrease in cash and funds held in trust.

	Six Months Ended	Six Months Ended
	July 31,	July 31,
	2018	2017	Changes	%

Cash flows used in operating activities	$(19,885)	$(5,570)	$(14,315)	257%
Cash flows provided by financing activities	193	203	(10)	(5)%
Net changes in cash	$(19,692)	$(5,367)	$(14,325)	267%

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities since inception. For the six months ended July 31, 2018, net cash flows used in operating activities was $19,885 attributed to a net loss of $7,263, increased by a decrease in accounts payable and accrued liabilities of $12,622.

For the six months ended July 31, 2017, net cash flows used in operating activities was $5,570 attributed to a net loss of $14,700, increased by an increase in prepaid expenses of $84 and decreased by an increase in accounts payable and accrued liabilities of $9,214..

Cash Flow from Financing Activities

For the six months ended July 31, 2018, net cash from financing activities was $193 compared to $203 for the six months ended July 31, 2017 from related party advances.

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

CICLET HOLDINGS INC.
(Registrant)

Dated: January 7, 2021	By:	/s/ Eugenio L. Jumawan Jr.
Eugenio L. Jumawan Jr.
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

