Form 10-Q
period 2018-10-31
Ciclet Holdings Inc.
filed 2021-01-21
CIK 1699126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

15,851,001 common shares issued and outstanding as of January 18, 2021

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed interim financial statements for the nine-month period ended October 31, 2018 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CICLET HOLDINGS INC.

BALANCE SHEETS

(UNAUDITED)

	October 31, 2018	January 31, 2018

ASSETS
Current Assets
Cash	$13,666	$35,396
Funds held in trust	-	3,943
Total Current Assets	13,666	39,339

TOTAL ASSETS	$13,666	$39,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,640	$18,512
Due to related party	3,100	2,907
Total Current Liabilities	6,740	21,419

Total Liabilities	6,740	21,419

STOCKHOLDERS’ EQUITY
Common Stock:175,000,000 shares authorized; 15,851,001 shares issued and outstanding with par value of $0.00001 each	159	159
Additional paid-in capital	54,948	54,948
Accumulated deficit	(48,181)	(37,187)
Total Stockholders’ Equity	6,926	17,920
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,666	$39,339

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017

OPERATING EXPENSES
Professional fees	$3,500	$3,215	$7,574	$15,822
General and administrative	231	102	3,420	2,195
Total Operating Expenses	3,731	3,317	10,994	18,017

NET LOSS AND COMPREHENSIVE LOSS	$(3,731)	$(3,317)	$(10,994)	$(18,017)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	15,851,001	10,355,688	15,851,001	10,165,269

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2018 AND 2017

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2018	15,851,001	$159	$54,948	$(37,187)	$17,920
Net loss	-	-	-	(4,358)	(4,358)
Balance - April 30, 2018	15,851,001	159	54,948	(41,545)	13,562
Net loss	-	-	-	(2,905)	(2,905)
Balance - July 31, 2018	15,851,001	159	54,948	(44,450)	10,657
Net loss	-	-	-	(3,731)	(3,731)
Balance - October 31, 2018	15,851,001	$159	$54,948	$(48,181)	$6,926

			Additional
	Common Stock		Paid-in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2017	10,000,000	$100	$19,900	$(9,186)	$10,814
Net loss	-	-	-	(1,018)	(1,018)
Balance - April 30, 2017	10,000,000	100	19,900	(10,204)	9,796
Net loss	-	-	-	(13,682)	(13,682)
Balance - July 31, 2017	10,000,000	100	19,900	(23,886)	(3,886)
Issuance of common stock	540,752	5	3,239	-	3,244
Net loss	-	-	-	(3,317)	(3,317)
Balance - October 31, 2017	10,540,752	$105	$23,139	$(27,203)	$(3,959)

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	October 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,994)	$(18,017)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(14,872)	10,130
Net cash used in operating activities	(25,866)	(7,887)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	-	3,244
Advances from related party	193	1,909
Net cash provided by financing activities	193	5,153

Net changes in cash and cash equivalents	(25,673)	(2,734)
Cash and cash equivalents - beginning of period	39,339	11,813
Cash and cash equivalents - end of period	$13,666	$9,079

Cash consists of:
Cash	$13,666	$4,136
Funds held in Trust	-	4,943
	$13,666	$9,079

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2018

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2018 are not necessarily indicative of the results that may be expected for the year ending January 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 2, 2020.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash

Cash comprises cash balances, cash on current accounts with banks, and bank deposits. As of October 31, 2018 and January 31, 2018, the Company has $13,666 and $35,396, respectively, in cash. The cash accounts are held in Philippine Pesos, and foreign exchange loss has been recorded, which is an insignificant amount as of October 31, 2018.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the periods ended October 31, 2018 or October 31, 2017.

Software Development Costs

In accordance with FASB ASC 985 “Software,” all software development costs incurred prior to the establishment of technological feasibility are expensed. Technological feasibility of a software is established upon the completion of all planning, designing, coding and testing activities required to establish to meet its design specifications. Software development costs are capitalized after the determination of technological feasibility. These costs include coding and testing performed subsequent to establishing technological feasibility. When the software is fully developed and has reached its implementation stage, cost of maintenance and customer support are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. No software development costs have been incurred up to October 31, 2018.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the nine months ended October 31, 2018, the Company incurred a net loss of $10,994. As of October 31, 2018, the Company had an accumulated deficit of $48,181. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMON STOCK

The Company’s authorized common stock consists of 175,000,000 shares with par value of $0.00001.

During the nine months ended October 31, 2017, the Company issued 540,752 common shares at $0.006 per share for proceeds of $3,244 to independent investors through private placement.

As of October 31, 2018 and January 31, 2018, the Company’s common stock issued and outstanding was 15,851,001 shares.

NOTE 5 – RELATED PARTY TRANSACTIONS

The amount due to related party consists of advances from the Company’s director. The amounts are non-interest bearing, have no set repayment terms and are not secured.

During the nine months ended October 31, 2018 and 2017, the director advanced the Company $193 and $1,909, respectively.

As of October 31, 2018 and January 31, 2018, the amount owing to the related party was $3,100 and $2,907, respectively.

NOTE 6 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at October 31, 2018. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. These estimates may change, as new events occur and additional information is obtained.

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

Results of Operations

We have not earned any revenues from our inception on June 30, 2016 through October 31, 2018.

Three months ended October 31, 2018 compared to the three months ended October 31, 2017

	Three Months Ended	Three Months Ended
	October 31,	October 31,
	2018	2017	Changes	%

Operating expenses
Professional fees	$3,500	$3,215	$285	9%
General and administrative	231	102	129	126%
Total operating expenses	3,731	3,317	414	12%
Net Loss	$(3,731)	$(3,317)	$(414)	12%

We had a net loss of $3,731 and $3,317 for the three months ended October 31, 2018 and 2017, respectively.

Nine months ended October 31, 2018 compared to the nine months ended October 31, 2017

	Nine Months Ended	Nine Months Ended
	October 31,	October 31,
	2018	2017	Changes	%

Operating expenses
Professional fees	$7,574	$15,822	$(8,248)	(52)%
General and administrative	3,420	2,195	1,225	56%
Total operating expenses	10,994	18,017	(7,023)	(39)%
Net Loss	$(10,994)	$(18,017)	$7,023	(39)%

We had a net loss of $10,994 and $18,017 for the nine months ended October 31, 2018 and 2017, respectively. The decrease was mainly attributable to the decrease in professional fees incurred during the nine months ended October 31, 2018.

Liquidity and Capital Resources

	As of	As of
	October 31,	January 31,
	2018	2018	Changes	%

Current Assets	$13,666	$39,339	$(25,673)	(65)%
Current Liabilities	$6,740	$21,419	$(14,679)	(69)%
Working Capital	$6,926	$17,920	$(10,994)	(61)%

As of October 31, 2018 and January 31, 2018, our total assets were $13,666 and $39,339, respectively.

As of October 31, 2018 and January 31, 2018, our total liabilities were $6,740 and $21,419, respectively.

Stockholders’ equity was at $6,926 as of October 31, 2018 compared to $17,920 as of January 31, 2018.

As of October 31, 2018, we had a working capital of $6,926 compared with $17,920 as of January 31, 2018. The decrease in working capital was primarily attributed to the decrease in cash and funds held in trust.

	Nine Months Ended	Nine Months Ended
	October 31,	October 31,
	2018	2017	Changes	%

Cash flows used in operating activities	$(25,866)	$(7,887)	$(17,979)	228%
Cash flows provided by financing activities	193	5,153	(4,960)	(96)%
Net changes in cash	$(25,673)	$(2,734)	$(22,939)	839%

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities since inception. For the nine months ended October 31, 2018, net cash flows used in operating activities was $25,866 attributed to a net loss of $10,994, increased by a decrease in accounts payable and accrued liabilities of $14,872.

For the nine months ended October 31, 2017, net cash flows used in operating activities was $7,887 attributed to a net loss of $18,017, decreased by an increase in accounts payable and accrued liabilities of $10,130.

Cash Flow from Financing Activities

For the nine months ended October 31, 2018, net cash from financing activities was $193 from related party advances.

For the nine months ended October 31, 2017, net cash from financing activities was $5,153, compromised of proceeds from issuance of common shares of $3,244 and related party advances of $1,909.

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

CICLET HOLDINGS INC.
(Registrant)

Dated: January 22, 2021	By:	/s/ Eugenio L. Jumawan Jr.
Eugenio L. Jumawan Jr.
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

