Form 10-K
period 2019-01-31
Ciclet Holdings Inc.
filed 2021-06-14
CIK 1699126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

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

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of July 31, 2018 was $0.

The number of shares of the issuer’s common stock outstanding as of June 11, 2021 was 15,851,001 shares, par value $0.00001 per share.

CICLET HOLDINGS INC.

FORM 10-K

Year Ended January 31, 2019

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

PART I

ITEM 1. BUSINESS

Background

Ciclet Holdings Inc. (the “Company”) was incorporated on June 30, 2016 under the laws of the State of Nevada. Our registered statutory office is located at 723 S. Casino Centre Blvd., 2nd Floor, Las Vegas, Nevada, 89101-6716, Tel: (702) 384-8727. Our fiscal year end is January 31. The primary goal for Ciclet Holdings Inc., is to allow consumers to find reliable and professional local services by using the location data of a person’s location through the use of a device that sends out the location of the person via their smart phone or tablet. We are a company focused on creating service driven apps and services for Location-based services (LBS) which are a general class of computer program-level services that use location data of a person’s location to control features. Our first market will be in the Philippines. As at the date of this form 10-K, we do not have any saleable products or existing customers.

Our app and services, as well as our website www.cicletholdings.com, are all in the development stage. We have no operations, sales or revenues, and an accumulated deficit of $62,586, therefore we rely upon the sale of our securities and advances from our majority shareholder to fund our operations. The report of our independent registered public accounting firm on the accompanying financial statements as of and for the years ended January 31, 2019 and 2018 has expressed substantial doubt regarding our ability to continue as a going concern.

We have no technology or software development capabilities and do not intend to develop any technology or software. We will rely on third party contractors for the development of our app and back end software panel that we intend to offer our services to customers through our website. Our technology and app is being developed and designed for the Company based on an initial deposit with the balance of it being paid on completion. We have executed a software development agreement and it has been filed as exhibit 10.1 in Form S1/A filed on July 14, 2017.

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

We are a small early stage company. To date, the Company’s activities have been limited to the sourcing of software developer, its advertising channels, initial branding efforts, and in its formation and the raising of equity capital. Our only assets since inception (June 30, 2016) are our cash and cash equivalents at January 31, 2019, consisting of approximately $14,000 in cash generated from the issuance of shares of Company common stock to our founder.

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

Recommendation Algorithm

Our script will have an intelligent algorithm present in the system where it recommends good service providers to service seekers (it works by taking into a variety of factors like review, rating, satisfaction quotient, responsiveness etc.). This helps in boosting the confidence of service seekers on our site.

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

Research and Development

We did not incur any significant research and development expenses during the period from June 30, 2016 (inception) to January 31, 2019.

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

Holders

As of June 11, 2021, we had 52 shareholders of record of our common stock with 15,851,001 shares of common stock outstanding.

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

None

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended January 31, 2019 from the sale of registered securities.

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

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) have our software beta tested to allow consumers looking for services to find reliable and professional local service providers by using the location data of a person’s location through the use of a device that sends out the location of the person via their smart phone or tablet; (iii) the beta test will be for “Home Ciclet” type of service which will allow customers to request such direct to home services. These services could include dry cleaning pick up, grocery pick up, home cleaning, electrical work, roofing, plumbing, lawn care, handyman, general contracting, carpet cleaning, painting, landscaping, pressure washing, or interior designing. The service providers would be located in the Ciclet’s database of providers in the customer’s given area. If we are successful, in growing the “Home Ciclet” segment of our business then we will then develop our app to include other market segments; (iv) have the technology software developer to develop a reliable and comprehensive software solution, where the Ciclet app will offer a responsive design, an easy to use and configure private messaging system and the ability to screen Service Providers by their SSN and social media accounts to verify location, identity; (v) to commence such operations through funding and/or the acquisition of a “going concern” of a similar business.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or the payment of expenses associated with legal fees, accounting fees and other costs related to maintaining our regulatory and public filings and the development of our business plan as described above.

Results of Operations

Years Ended January 31, 2019 and January 31, 2018

	Year Ended	Year Ended
	January 31,	January 31,
	2019	2018	Changes	%

Operating expenses
Professional fees	$22,342	$25,203	$(2,861)	(11%)
General and administrative	3,057	2,798	259	9%
Total operating expenses	25,399	28,001	(2,602)	(9%)
Net Loss	$(25,399)	$(28,001)	$2,602	(9%)

We had no operations during the years ended January 31, 2019 and January 31, 2018, nor do we have operations as of the date of this filing. We had a net loss of $25,399 and $28,001 for the years ended January 31, 2019 and January 31, 2018, respectively. The decrease was mainly attributable to the decrease in legal fees and general and administrative expenses incurred during the year ended January 31, 2019.

Liquidity and Capital Resources

	As of	As of
	January 31,	January 31,
	2019	2018	Changes	%

Current Assets	$14,029	$39,339	$(25,310)	(64%)
Current Liabilities	$21,508	$21,419	$89	0%
Working Capital	$(7,479)	$17,920	$(25,399)	(142%)

As of January 31, 2019 and 2018, our total assets were $14,029 and $39,339, respectively.

As of January 31, 2019 and 2018, our total liabilities were $21,508 and $21,419, respectively.

Stockholders’ deficit was at $7,479 as of January 31, 2019 compared to stockholders’ equity of $17,920 as of January 31, 2018.

As of January 31, 2019, we had a working capital deficiency of $7,479 compared with working capital of $17,920 as of January 31, 2018. The decrease in working capital was primarily attributed to the decrease in cash and cash equivalents.

	Year Ended	Year Ended
	January 31,	January 31,
	2019	2018	Changes	%

Cash flows used in operating activities	$(25,503)	$(9,489)	$(16,014)	169%
Cash flows provided by financing activities	193	37,015	(36,822)	(99%)
Net changes in cash	$(25,310)	$27,526	$(52,836)	(192%)

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities since inception.

For the year ended January 31, 2019, net cash used in operating activities was $25,503 compared to $9,489 for the year ended January 31, 2018.

For the year ended January 31, 2019, net cash flows used in operating activities was $25,503 attributed to a net loss of $25,399, increased by a decrease in accounts payable and accrued liabilities of $104.

For the year ended January 31, 2018, net cash flows used in operating activities was $9,489 attributed to a net loss of $28,001, decreased by an increase in accounts payable and accrued liabilities of $18,512.

Cash Flow from Financing Activities

We have financed our operations primarily from advances from the Company’s director and proceeds from issuance of common stock to independent investors through private placement.

For the year ended January 31, 2019, net cash from financing activities was $193 compared to $37,015 for the year ended January 31, 2018.

During the year ended January 31, 2019, the Company received advances from the Company’s director of $193.

During the year ended January 31, 2018, the Company received proceeds from issuance of common stock of $35,107 and advances from the Company’s director of $1,908.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended January 31, 2019, expressing substantial doubt as to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses and has nominal assets. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JANUARY 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ciclet Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ciclet Holdings, Inc. (the Company) as of January 31, 2019 and 2018, and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

June 11, 2021

CICLET HOLDINGS INC.

BALANCE SHEETS

	January 31, 2019	January 31, 2018

ASSETS
Current Assets
Cash	$14,029	$35,396
Funds held in trust	-	3,943
Total Current Assets	14,029	39,339

TOTAL ASSETS	$14,029	$39,339

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$18,408	$18,512
Due to related party	3,100	2,907
Total Current Liabilities	21,508	21,419

Total Liabilities	21,508	21,419

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock:175,000,000 shares authorized; 15,851,001 shares issued and outstanding with par value of $0.00001 each	159	159
Additional paid-in capital	54,948	54,948
Accumulated deficit	(62,586)	(37,187)
Total Stockholders’ Equity (Deficit)	(7,479)	17,920
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,029	$39,339

The accompanying notes are an integral part of these audited financial statements

CICLET HOLDINGS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	January 31,
	2019	2018

OPERATING EXPENSES
Professional fees	$22,342	$25,203
General and administrative	3,057	2,798
Total Operating Expenses	25,399	28,001

NET LOSS AND COMPREHENSIVE LOSS	$(25,399)	$(28,001)

Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	15,851,001	10,778,741

The accompanying notes are an integral part of these audited financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, January 31, 2017	10,000,000	$100	$19,900	$(9,186)	$10,814
Issuance of common stock for cash	5,851,001	59	35,048	-	35,107
Net loss	-	-	-	(28,001)	(28,001)
Balance - January 31, 2018	15,851,001	$159	$54,948	$(37,187)	$17,920
Net loss	-	-	-	(25,399)	(25,399)
Balance - January 31, 2019	15,851,001	$159	$54,948	$(62,586)	$(7,479)

The accompanying notes are an integral part of these audited financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	January 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,399)	$(28,001)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(104)	18,512
Net cash used in operating activities	(25,503)	(9,489)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	-	35,107
Advances from related party	193	1,908
Net cash provided by financing activities	193	37,015

Net changes in cash and cash equivalents	(25,310)	27,526
Cash and cash equivalents - beginning of period	39,339	11,813
Cash and cash equivalents - end of period	$14,029	$39,339

Cash consists of:
Cash	$14,029	$35,396
Funds held in trust	-	3,943
	$14,029	$39,339

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements

CICLET HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2019 AND 2018

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States. The Company has elected January 31 as its fiscal year ending date.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash

Cash comprises cash balances, cash on current accounts with banks, and bank deposits. As of January 31, 2019 and 2018, the Company has $14,029 and $39,339, respectively, in cash. The cash accounts are held in Philippine Pesos, and foreign exchange loss is an insignificant amount as of January 31, 2019 and 2018.

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

No potentially dilutive debt or equity instruments were issued or outstanding as of January 31, 2019 or 2018.

Software Development Costs

In accordance with FASB ASC 985 “Software,” all software development costs are expensed prior to the establishment of technological feasibility. Technological feasibility of a software is established upon the completion of all planning, designing, coding and testing activities required to establish to meet its design specifications. Software development costs are capitalized after the determination of technological feasibility. These costs include coding and testing performed subsequent to establishing technological feasibility. When the software is fully developed and reached its implementation stage, cost of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. No software development costs have been incurred up to January 31, 2019 and 2018.

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

Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We will adopt the new standard effective February 1, 2021 and do not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Internal-Use Software (Subtopic 350-40)—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). ASU 2018-15 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license), by requiring a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The impact of this new standard on the Company’s financial statements is not material.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but do not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

NOTE 3 – GOING CONCERN

These audited financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended January 31, 2019, the Company recognized no revenue and incurred a net loss of $25,399. As of January 31, 2019, the Company had an accumulated deficit of $62,586. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMON STOCK

The Company has authorized 175,000,000 shares of common stock with a par value of $0.00001.

During the year ended January 31, 2018, the Company issued 5,851,001 common shares at $0.006 per share for proceeds of $35,107 to independent investors through private placement.

As of January 31, 2019 and January 31, 2018, the Company’s common stock issued and outstanding was 15,851,001 shares and 15,851,001 shares, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

The amount due to related party consists of advances from the Company’s director. The amounts are non-interest bearing, have no set repayment terms and are not secured.

During the periods ended January 31, 2019 and 2018, the director advanced the Company $193 and $1,908, respectively.

As of January 31, 2019 and January 31, 2018, the amount owing to the related party was $3,100 and $2,907, respectively.

NOTE 6 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.

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

	January 31, 2019	January 31, 2018
Net operating loss carryforward	$62,586	$37,187
Tax Rate	21%	21%
Deferred tax asset	13,143	7,809
Less: Valuation allowance	(13,143)	(7,809)
Deferred tax asset	$-	$-

The Company’s deferred tax asset has been fully offset by a valuation allowance, which increased by $5,334 and $5,880 during the periods ended January 31, 2019 and 2018, respectively. As of January 31, 2019, the Company had $62,586 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire between 2037 and 2039. NOLs generated in tax years prior to January 31, 2018, can be carried forward for twenty years, whereas NOLs generated after January 31, 2018 can be carried forward indefinitely.

In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2017 through 2019 are subject to review by the tax authorities.

NOTE 7 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at January 31, 2019. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the January 31, 2019 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

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

Our management, consisting of our sole officer and director, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of January 31, 2019, our internal control over financial reporting was not effective.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)
Eugenio L. Jumawan Jr.	43	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the year ended January 31, 2019 and January 31, 2018.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugenio L. Jumawan Jr. President	2019	0	0	0	0	0	0	0	0
President	2018	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of January 31, 2019 and 2018.

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

There were no grants of stock options since inception to the date of this form 10-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of January 31, 2019, with respect to the beneficial ownership of Ciclet’s Common Stock by the officers and directors of Ciclet, and each person known by Ciclet to be the beneficial owner of more than 5% of Ciclet’s outstanding shares of Common Stock. At January 31, 2019 and through the date of this filing, there were 15,851,001 shares of common stock and no shares of preferred stock issued and outstanding.

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

____________

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Transactions

During the periods ended January 31, 2019 the 2018, the director of the Company advanced to the Company $193 and $1,908, respectively, for payment of operating expenses, resulting in amounts due of $3,100 and $2,907 at January 31, 2019 and 2018, respectively. These advances have no repayment terms, are non-interest bearing, and uncollateralized.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended January 31, 2019 and January 31, 2018:

	2019	2018
Audit fees	$7,268	$5,750
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$7,268	$5,750

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

CICLET HOLDINGS INC.
(Registrant)

Dated: June 11, 2021	By:	/s/ Eugenio L. Jumawan Jr.
Eugenio L. Jumawan Jr.
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

