Form 10-Q
period 2019-04-30
Ciclet Holdings Inc.
filed 2021-06-23
CIK 1699126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

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

15,851,001 common shares issued and outstanding as of June 18, 2021

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed interim financial statements for the three-month period ended April 30, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CICLET HOLDINGS INC.

BALANCE SHEETS

(UNAUDITED)

	April 30, 2019	January 31, 2019

ASSETS
Current Assets
Cash	$14,114	$14,029
Total Current Assets	14,114	14,029

TOTAL ASSETS	$14,114	$14,029

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$27,408	$18,408
Due to related party	3,100	3,100
Total Current Liabilities	30,508	21,508

Total Liabilities	30,508	21,508

STOCKHOLDERS’ DEFICIT
Common Stock:175,000,000 shares authorized; 15,851,001 shares issued and outstanding with par value of $0.00001 each	159	159
Additional paid-in capital	54,948	54,948
Accumulated deficit	(71,501)	(62,586)
Total Stockholders’ Deficit	(16,394)	(7,479)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,114	$14,029

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	April 30,
	2019	2018

OPERATING EXPENSES
Professional fees	$9,000	$4,000
General and administrative	-	194
Total Operating Expenses	9,000	4,194

OTHER INCOME (EXPENSES)
Foreign exchange transaction gain (loss)	79	(277)
Interest income	6	113
Total Other Income (Expenses)	85	(164)

NET LOSS AND COMPREHENSIVE LOSS	$(8,915)	$(4,358)

Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	15,851,001	15,851,001

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED APRIL 30, 2019 AND 2018

(UNAUDITED)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - January 31, 2019	15,851,001	$159	$54,948	$(62,586)	$(7,479)
Net loss	-	-	-	(8,915)	(8,915)
Balance - April 30, 2019	15,851,001	$159	$54,948	$(71,501)	$(16,394)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance, January 31, 2018	15,851,001	$159	$54,948	$(37,187)	$17,920
Net loss	-	-	-	(4,358)	(4,358)
Balance - April 30, 2018	15,851,001	$159	$54,948	$(41,545)	$13,562

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	April 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,915)	$(4,358)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,000	4,000
Net cash provided by (used in) operating activities	85	(358)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	193
Net cash provided by financing activities	-	193

Net changes in cash and cash equivalents	85	(165)
Cash and cash equivalents - beginning of period	14,029	39,339
Cash and cash equivalents - end of period	$14,114	$39,174

Cash consists of:
Cash	$14,114	$35,231
Funds held in trust	-	3,943
	$14,114	$39,174

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2019

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the year ending January 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 14, 2021.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net (loss).

Cash

Cash comprises cash balances, cash on current accounts with banks, and bank deposits. As of April 30, 2019 and January 31, 2019, the Company has $14,114 and $14,029, respectively, in cash. The cash accounts are held in Philippine Pesos, and foreign exchange gain (loss) has been recorded, which is an insignificant amount as of April 30, 2019 and January 31, 2019.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the periods ended April 30, 2019 and April 30, 2018.

Software Development Costs

In accordance with FASB ASC 985 “Software,” all software development costs incurred prior to the establishment of technological feasibility are expensed. Technological feasibility of a software is established upon the completion of all planning, designing, coding and testing activities required to establish to meet its design specifications. Software development costs are capitalized after the determination of technological feasibility. These costs include coding and testing performed subsequent to establishing technological feasibility. When the software is fully developed and has reached its implementation stage, cost of maintenance and customer support are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. No software development costs have been incurred up to April 30, 2019.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, ”Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for this fiscal year. The Company is evaluating the adoption of ASC 842, but do not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the three months ended April 30, 2019, the Company incurred a net loss of $8,915. As of April 30, 2019, the Company had an accumulated deficit of $71,501. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMON STOCK

The Company’s authorized common stock consists of 175,000,000 shares with par value of $0.00001.

As of April 30, 2019 and January 31, 2019, the Company’s common stock issued and outstanding was 15,851,001 shares.

NOTE 5 – RELATED PARTY TRANSACTIONS

The amount due to related party consists of advances from the Company’s director. The amounts are non-interest bearing, have no set repayment terms and are not secured.

During the three months ended April 30, 2019 and 2018, the director advanced the Company $nil and $193, respectively.

As of April 30, 2019 and January 31, 2019, the amount owing to the related party was $3,100 and $3,100, respectively.

NOTE 6 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at April 30, 2019. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the April 30, 2019 to the date these financial statements were issued and has determined that it does not have material subsequent events to disclose in these financial statements.

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

Results of Operations

We have not earned any revenues from our inception through April 30, 2019.

Three months ended April 30, 2019 compared to the three months ended April 30, 2018

	Three Months Ended
	April 30,
	2019	2018	Changes	%

Operating expenses
Professional fees	$9,000	$4,000	$5,000	125%
General and administrative	-	194	(194)	(100%)
Total operating expenses	9,000	4,194	4,806	115%
Other income (expenses)	85	(164)	249	(152%)
Net Loss	$(8,915)	$(4,358)	$(4,557)	105%

During the three months ended April 30, 2019, we had incurred a net loss of $8,915 compared to $4,358 for the three months ended April 30, 2018. The increase in net loss was primarily due to an increase in professional fees.

Liquidity and Capital Resources

	As of	As of
	April 30,	January 31,
	2019	2019	Changes	%

Current Assets	$14,114	$14,029	$85	1%
Current Liabilities	$30,508	$21,508	$9,000	42%
Working Capital (Deficiency)	$(16,394)	$(7,479)	$(8,915)	119%

As of April 30, 2019 and January 31, 2019, our total assets were $14,114 and $14,029, respectively.

As of April 30, 2019 and January 31, 2019, our total liabilities were $30,508 and $21,508, respectively.

Stockholders’ deficit was at $16,394 as of April 30, 2019 compared to $7,479 as of January 31, 2019.

As of April 30, 2019, we had a working capital deficiency of $16,394 compared with $7,479 as of January 31, 2019. The increase in working capital deficiency was primarily due to an increase in accounts payable and accrued liabilities.

	Three Months Ended
	April 30,
	2019	2018	Changes	%

Cash flows provided by (used in) operating activities	$85	$(358)	$443	(124%)
Cash flows provided by financing activities	-	193	(193)	(100%)
Net changes in cash	$85	$(165)	$250	(152%)

Cash Flow from Operating Activities

For the three months ended April 30, 2019, net cash flows provided by operating activities was $85 attributed to a net loss of $8,915, decreased by an increase in accounts payable and accrued liabilities of $9,000.

For the nine months ended April 30, 2018, net cash flows used in operating activities was $358 attributed to a net loss of $4,358, decreased by an increase in accounts payable and accrued liabilities of $4,000.

Cash Flow from Financing Activities

We had no financing activities during the three months ended April 30, 2019.

For the three months ended April 30, 2018, net cash from financing activities was $193 from related party advancement.

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

CICLET HOLDINGS INC.
(Registrant)

Dated: June 23, 2021	By:	/s/ Eugenio L. Jumawan Jr.
Eugenio L. Jumawan Jr.
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

