Form 10-Q
period 2019-07-31
Ciclet Holdings Inc.
filed 2021-06-30
CIK 1699126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

or

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

15,851,001 common shares issued and outstanding as of June 30, 2021

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed interim financial statements for the six-month period ended July 31, 2019 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CICLET HOLDINGS INC.

BALANCE SHEETS

(UNAUDITED)

	July 31, 2019	January 31, 2019

ASSETS
Current Assets
Cash	$14,365	$14,029
Total Current Assets	14,365	14,029

TOTAL ASSETS	$14,365	$14,029

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$35,834	$18,408
Due to related party	3,100	3,100
Total Current Liabilities	38,934	21,508

Total Liabilities	38,934	21,508

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock:175,000,000 shares authorized; 15,851,001 shares issued and outstanding with par value of $0.00001 each	159	159
Additional paid-in capital	54,948	54,948
Accumulated deficit	(79,676)	(62,586)
Total Stockholders’ Equity (Deficit)	(24,569)	(7,479)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,365	$14,029

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018

OPERATING EXPENSES
Professional fees	$8,426	$74	$17,426	$4,074
General and administrative	-	806	-	1,000
Total Operating Expenses	8,426	880	17,426	5,074

OTHER INCOME (EXPENSES)
Foreign exchange gain (loss)	244	(2,042)	323	(2,319)
Interest income	7	17	13	130
Total Other Income (Expenses)	251	(2,025)	336	(2,189)

NET LOSS AND COMPREHENSIVE LOSS	$(8,175)	$(2,905)	$(17,090)	$(7,263)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	15,851,001	15,851,001	15,851,001	15,851,001

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2019 AND 2018

(UNAUDITED)

					Total
	Common Stock		Additional		Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance - January 31, 2019	15,851,001	$159	$54,948	$(62,586)	$(7,479)
Net loss	-	-	-	(8,915)	(8,915)
Balance - April 30, 2019	15,851,001	$159	$54,948	$(71,501)	$(16,394)
Net loss	-	-	-	(8,175)	(8,175)
Balance - July 31, 2019	15,851,001	$159	$54,948	$(79,676)	$(24,569)

					Total
	Common Stock		Additional		Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, January 31, 2018	15,851,001	$159	$54,948	$(37,187)	$17,920
Net loss	-	-	-	(4,358)	(4,358)
Balance - April 30, 2018	15,851,001	$159	$54,948	$(41,545)	$13,562
Net loss	-	-	-	(2,905)	(2,905)
Balance - July 31, 2018	15,851,001	$159	$54,948	$(44,450)	$10,657

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	July 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,090)	$(7,263)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	17,426	(12,622)
Net cash provided by (used in) operating activities	336	(19,885)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	193
Net cash provided by financing activities	-	193

Net changes in cash and cash equivalents	336	(19,692)
Cash and cash equivalents - beginning of period	14,029	39,339
Cash and cash equivalents - end of period	$14,365	$19,647

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JULY 31, 2019

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2019 are not necessarily indicative of the results that may be expected for the year ending January 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on June 14, 2021.

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

Cash

Cash comprises cash balances, cash on current accounts with banks, and bank deposits. As of July 31, 2019 and January 31, 2019, the Company has $14,365 and $14,029, respectively, in cash. The cash accounts are held in Philippine Pesos, and foreign exchange loss has been recorded, which is an insignificant amount as of July 31, 2019 and January 31, 2019.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the periods ended July 31, 2019 and July 31, 2018.

Software Development Costs

In accordance with FASB ASC 985 “Software,” all software development costs incurred prior to the establishment of technological feasibility are expensed. Technological feasibility of a software is established upon the completion of all planning, designing, coding and testing activities required to establish to meet its design specifications. Software development costs are capitalized after the determination of technological feasibility. These costs include coding and testing performed subsequent to establishing technological feasibility. When the software is fully developed and has reached its implementation stage, cost of maintenance and customer support are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. No software development costs have been incurred up to July 31, 2019.

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and due to shareholder. The carrying amount of such approximate their fair value due to the short maturity of the instrument.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the six months ended July 31, 2019, the Company incurred a net loss of $17,090. As of July 31, 2019, the Company had an accumulated deficit of $79,676. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMON STOCK

The Company’s authorized common stock consists of 175,000,000 shares with par value of $0.00001.

As of July 31, 2019 and January 31, 2019, the Company’s common stock issued and outstanding was 15,851,001 shares.

NOTE 5 – RELATED PARTY TRANSACTIONS

The amount due to related party consists of advances from the Company’s director. The amounts are non-interest bearing, have no set repayment terms and are not secured.

During the six months ended July 31, 2019 and 2018, the director advanced the Company $nil and $193, respectively.

As of July 31, 2019 and January 31, 2019, the amount owing to the related party was $3,100 and $3,100, respectively.

NOTE 6 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at July 31, 2019. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the July 31, 2019 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

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

Results of Operations

We have not earned any revenues from our inception through July 31, 2019.

Three months ended July 31, 2019 compared to the three months ended July 31, 2018

	Three Months Ended
	July 31,
	2019	2018	Changes	%

Operating expenses
Professional fees	$8,426	$74	$8,352	11286%
General and administrative	-	806	(806)	(100%)
Total operating expenses	8,426	880	7,546	858%
Other income (expenses)	251	(2,025)	2,276	(112%)
Net Loss	$(8,175)	$(2,905)	$(5,270)	181%

During the three months ended July 31, 2019, we had incurred a net loss of $8,175 compared to $2,905 for the three months ended July 31, 2018. The increase in net loss was primarily due to an increase in professional fees.

Six months ended July 31, 2019 compared to the six months ended July 31, 2018

	Six Months Ended
	July 31,
	2019	2018	Changes	%

Operating expenses
Professional fees	$17,426	$4,074	$13,352	328%
General and administrative	-	1,000	(1,000)	(100%)
Total operating expenses	17,426	5,074	12,352	243%
Other income (expenses)	336	(2,189)	2,525	(115%)
Net Loss	$(17,090)	$(7,263)	$(9,827)	135%

During the six months ended July 31, 2019, we had incurred a net loss of $17,090 compared to $7,263 for the six months ended July 31, 2018. The increase in net loss was primarily due to an increase in professional fees.

Liquidity and Capital Resources

	As of	As of
	July 31,	January 31,
	2019	2019	Changes	%

Current Assets	$14,365	$14,029	$336	2%
Current Liabilities	$38,934	$21,508	$17,426	81%
Working Capital (Deficiency)	$(24,569)	$(7,479)	$(17,090)	229%

As of July 31, 2019 and January 31, 2019, our total assets were $14,365 and $14,029, respectively.

As of July 31, 2019 and January 31, 2019, our total liabilities were $38,934 and $21,508, respectively.

Stockholders’ deficit was at $24,569 as of July 31, 2019 compared to $7,479 as of January 31, 2019.

As of July 31, 2019, we had a working capital deficiency of $24,569 compared with $7,479 as of January 31, 2019. The increase in working capital deficiency was primarily due to an increase in accounts payable and accrued liabilities.

	Six Months Ended
	July 31,
	2019	2018	Changes	%

Cash flows provided by (used in) operating activities	$336	$(19,885)	$20,221	(102%)
Cash flows provided by financing activities	-	193	(193)	(100%)
Net changes in cash	$336	$(19,692)	$20,028	(102%)

Cash Flow from Operating Activities

For the six months ended July 31, 2019, net cash flows provided by operating activities was $336 attributed to a net loss of $17,090, decreased by an increase in accounts payable and accrued liabilities of $17,426.

For the six months ended July 31, 2018, net cash flows used in operating activities was $19,885 attributed to a net loss of $7,263, increased by an increase in accounts payable and accrued liabilities of $12,622.

Cash Flow from Financing Activities

We had no financing activities during the six months ended July 31, 2019.

For the six months ended July 31, 2018, net cash from financing activities was $193 from related party advancement.

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

CICLET HOLDINGS INC.
(Registrant)

Dated: June 30, 2021	By:	/s/ Eugenio L. Jumawan Jr.
Eugenio L. Jumawan Jr.
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

