Form 10-K
period 2020-01-31
Ciclet Holdings Inc.
filed 2021-09-07
CIK 1699126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

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

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of July 31, 2019 was $0.

The number of shares of the issuer’s common stock outstanding as of September 1, 2021 was 15,851,001 shares, par value $0.00001 per share.

CICLET HOLDINGS INC.

FORM 10-K

Year Ended January 31, 2020

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

PART I

ITEM 1. BUSINESS

Background

Ciclet Holdings Inc. (the “Company”) was incorporated on June 30, 2016 under the laws of the State of Nevada. Our registered statutory office is located at 723 S. Casino Centre Blvd., 2nd Floor, Las Vegas, Nevada, 89101-6716, Tel: +639054201506. Our fiscal year end is January 31. The primary goal for Ciclet Holdings Inc., is to allow consumers to find reliable and professional local services by using the location data of a person’s location through the use of a device that sends out the location of the person via their smart phone or tablet. We are a company focused on creating service driven apps and services for Location-based services (LBS) which are a general class of computer program-level services that use location data of a person’s location to control features. Our first market will be in the Philippines. As at the date of this form 10-K, we do not have any saleable products or existing customers.

Our app and services as well as our website  are all in the development stage. We have no operations, sales or revenues, and an accumulated deficit of $92,958, therefore we rely upon the sale of our securities and advances from our majority shareholder to fund our operations. The report of our independent registered public accounting firm on the accompanying financial statements as of and for the years ended January 31, 2020 and 2019 has expressed substantial doubt regarding our ability to continue as a going concern.

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

The Company has finalized an agreement with a software developer that will develop and design a location based service app that will allow a consumer to meet a certain service that they require. For example, if a consumer needs the service of food delivery, a mover, a massage therapist, a handyman, a cleaner, or general help, in just the tap of a button, consumers are matched to professionals, based on availability and location and who can arrive in minutes to the consumer’s location. The software agreement also allows the company to receive support and maintenance, and allows the development of the software, programs, source code and object code, comments to the source or object code, specifications, documents, abstracts and summaries shall belong exclusively to the Company.

We are a small early stage company. To date, the Company’s activities have been limited to the sourcing of software developer, its advertising channels, initial branding efforts, and in its formation and the raising of equity capital. Our only assets since inception (June 30, 2016) are our cash and cash equivalents at January 31, 2020, consisting of approximately $14,000 in cash generated from the issuance of shares of Company common stock to our founder and independent investors as well as cash advancement from our director.

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

Research and Development

We did not incur any significant research and development expenses during the period from June 30, 2016 (inception) to January 31, 2020.

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

Holders

As of September 1, 2021, we had 52 shareholders of record of our common stock with 15,851,001 shares of common stock outstanding.

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

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

None

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended January 31, 2020 from the sale of registered securities.

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

Results of Operations

Years Ended January 31, 2020 and January 31, 2019

	Year Ended
	January 31,
	2020	2019	Changes	%

Operating expenses
Professional fees	$30,676	$22,342	$8,334	37%
General and administrative	-	1,019	(1,019)	(100)%
Total operating expenses	30,676	23,361	7,315	31%
Other income (expenses)	304	(2,038)	2,342	(115)%
Net Loss	$(30,372)	$(25,399)	$(4,973)	20%

We had no operations during the years ended January 31, 2020 and January 31, 2019, nor do we have operations as of the date of this filing. We had a net loss of $30,372 and $25,399 for the years ended January 31, 2020 and January 31, 2019, respectively. The increase was mainly attributable to the increase in professional fees incurred during the year ended January 31, 2020.

Liquidity and Capital Resources

	As of	As of
	January 31,	January 31,
	2020	2019	Changes	%

Current Assets	$14,333	$14,029	$304	2%
Current Liabilities	$52,184	$21,508	$30,676	143%
Working Capital (Deficiency)	$(37,851)	$(7,479)	$(30,372)	406%

As of January 31, 2020 and 2019, our total assets were $14,333 and $14,029, respectively.

As of January 31, 2020 and 2019, our total liabilities were $52,184 and $21,508, respectively.

Stockholders’ deficit was at $37,851 as of January 31, 2020 compared to stockholders’ equity of $7,479 as of January 31, 2019.

As of January 31, 2020, we had a working capital deficiency of $37,851 compared with working capital deficiency of $7,479 as of January 31, 2019. The increase in working capital deficit was primarily attributed to the increase in accounts payable and accrued liabilities.

	Year Ended
	January 31,
	2020	2019	Changes	%

Cash flows provided by (used in) operating activities	$304	$(25,503)	$25,807	(101)%
Cash flows provided by financing activities	-	193	(193)	(100)%
Net changes in cash	$304	$(25,310)	$25,614	(101)%

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities since inception.

For the year ended January 31, 2020, net cash provided by operating activities was $304 compared to net cash used in operating activities of $25,503 for the year ended January 31, 2019.

For the year ended January 31, 2020, net cash flows provided by operating activities was $304 attributed to a net loss of $30,372, decreased by an increase in accounts payable and accrued liabilities of $30,676.

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

For the year ended January 31, 2020, net cash from financing activities was $nil compared to $193 for the year ended January 31, 2019.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended January 31, 2020, expressing substantial doubt as to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses and has nominal assets. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JANUARY 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ciclet Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ciclet Holdings, Inc. (the Company) as of January 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

September 7, 2021

CICLET HOLDINGS INC.

BALANCE SHEETS

	January 31, 2020	January 31, 2019

ASSETS
Current Assets
Cash	$14,333	$14,029
Total Current Assets	14,333	14,029

TOTAL ASSETS	$14,333	$14,029

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$49,084	$18,408
Due to related party	3,100	3,100
Total Current Liabilities	52,184	21,508

Total Liabilities	52,184	21,508

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock:175,000,000 shares authorized; 15,851,001 shares issued and outstanding with par value of $0.00001 each	159	159
Additional paid-in capital	54,948	54,948
Accumulated deficit	(92,958)	(62,586)
Total Stockholders’ Equity (Deficit)	(37,851)	(7,479)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,333	$14,029

The accompanying notes are an integral part of these audited financial statements

CICLET HOLDINGS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	January 31,
	2020	2019

OPERATING EXPENSES
Professional fees	$30,676	$22,342
General and administrative	-	1,019
Total Operating Expenses	30,676	23,361

OTHER INCOME (EXPENSES)
Foreign exchange gain (loss)	276	(2,182)
Interest income	28	144
Total Other Income (Expenses)	304	(2,038)

NET LOSS AND COMPREHENSIVE LOSS	$(30,372)	$(25,399)

Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	15,851,001	15,851,001

The accompanying notes are an integral part of these audited financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JANUARY 31, 2020 AND JANUARY 31, 2019

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Number of Shares	Amount	Capital	Deficit	(Deficit)

Balance - January 31, 2018	15,851,001	$159	$54,948	$(37,187)	$17,920
Net loss	-	-	-	(25,399)	(25,399)
Balance - January 31, 2019	15,851,001	$159	$54,948	$(62,586)	$(7,479)
Net loss	-	-	-	(30,372)	(30,372)
Balance - January 31, 2020	15,851,001	$159	$54,948	$(92,958)	$(37,851)

The accompanying notes are an integral part of these audited financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	January 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,372)	$(25,399)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	30,676	(104)
Net cash provided by (used in) operating activities	304	(25,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	193
Net cash provided by financing activities	-	193

Net changes in cash and cash equivalents	304	(25,310)
Cash and cash equivalents - beginning of period	14,029	39,339
Cash and cash equivalents - end of period	$14,333	$14,029

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements

CICLET HOLDINGS INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2020 AND 2019

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

Cash

Cash comprises cash balances, cash on current accounts with banks, and bank deposits. As of January 31, 2020 and January 31, 2019, the Company has $14,333 and $14,029, respectively, in cash. The cash accounts are held in Philippine Pesos, and foreign exchange gain (loss) resulted from the annual change in the currency exchange rate between U.S. dollar and Philippine Pesos has been recorded in the statements of operations.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the periods ended January 31, 2020 and January 31, 2019.

Software Development Costs

In accordance with FASB ASC 985 “Software,” all software development costs incurred prior to the establishment of technological feasibility are expensed. Technological feasibility of a software is established upon the completion of all planning, designing, coding and testing activities required to establish to meet its design specifications. Software development costs are capitalized after the determination of technological feasibility. These costs include coding and testing performed subsequent to establishing technological feasibility. When the software is fully developed and has reached its implementation stage, cost of maintenance and customer support are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. No software development costs have been incurred up to January 31, 2020.

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and due to related party. The carrying amount of such approximate their fair value due to the short maturity of the instrument.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, ”Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended January 31, 2020, the Company incurred a net loss of $30,372. As of January 31, 2020, the Company had an accumulated deficit of $92,958. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMON STOCK

The Company’s authorized common stock consists of 175,000,000 shares with par value of $0.00001.

As of January 31, 2020 and January 31, 2019, the Company’s common stock issued and outstanding was 15,851,001 shares.

NOTE 5 – RELATED PARTY TRANSACTIONS

The amount due to related party consists of advances from the Company’s director. The amounts are non-interest bearing, have no set repayment terms and are not secured.

During the year ended January 31, 2020 and 2019, the director advanced the Company $nil and $193, respectively.

As of January 31, 2020 and January 31, 2019, the amount owing to the related party was $3,100 and $3,100, respectively.

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

	January 31, 2020	January 31, 2019
Net operating loss carryforward	$92,958	$62,586
Tax Rate	21%	21%
Deferred tax asset	19,521	13,143
Less: Valuation allowance	(19,521)	(13,143)
Deferred tax asset	$-	$-

The Company’s deferred tax asset has been fully offset by a valuation allowance, which increased by $6,378 and $5,334 during the years ended January 31, 2020 and 2019, respectively. As of January 31, 2020, the Company had $92,958 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire between 2037 and 2040. NOLs generated in tax years prior to January 31, 2018, can be carried forward for twenty years, whereas NOLs generated after January 31, 2018 can be carried forward indefinitely.

In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2017 through 2020 are subject to review by the tax authorities.

NOTE 7 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at January 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the January 31, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our management, consisting of our sole officer and director, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of January 31, 2020, our internal control over financial reporting was not effective.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)
Eugenio L. Jumawan Jr.	44	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the year ended January 31, 2020 and January 31, 2019.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugenio L. Jumawan Jr. President	2020	0	0	0	0	0	0	0	0
President	2019	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of January 31, 2020 and 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of January 31, 2020, with respect to the beneficial ownership of Ciclet’s Common Stock by the officers and directors of Ciclet, and each person known by Ciclet to be the beneficial owner of more than 5% of Ciclet’s outstanding shares of Common Stock. At January 31, 2020 and through the date of this filing, there were 15,851,001 shares of common stock and no shares of preferred stock issued and outstanding.

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

None

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended January 31, 2020 and January 31, 2019:

	2020	2019
Audit fees	$11,250	$13,268
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$11,250	$13,268

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

CICLET HOLDINGS INC.
(Registrant)

Dated: September 3, 2021	By:	/s/ Eugenio L. Jumawan Jr.
Eugenio L. Jumawan Jr.
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

