Form 10-Q
period 2020-04-30
Ciclet Holdings Inc.
filed 2021-09-10
CIK 1699126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-217387

CICLET HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

B11 L12 Woodpecker Street Bougainvillea Village Agus Lapulapu City, Philippines 66015 CEBU
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

15,851,001 common shares issued and outstanding as of September 3, 2021

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed interim financial statements for the three-month period ended April 30, 2020 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CICLET HOLDINGS INC.

BALANCE SHEETS

(UNAUDITED)

	April 30, 2020	January 31, 2020

ASSETS
Current Assets
Cash	$14,467	$14,333
Total Current Assets	14,467	14,333

TOTAL ASSETS	$14,467	$14,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$53,335	$49,084
Due to related party	3,100	3,100
Total Current Liabilities	56,435	52,184

Total Liabilities	56,435	52,184

STOCKHOLDERS’ DEFICIT
Common Stock: 175,000,000 shares authorized; 15,851,001 shares issued and outstanding with par value of $0.00001 each	159	159
Additional paid-in capital	54,948	54,948
Accumulated deficit	(97,075)	(92,958)
Total Stockholders’ Deficit	(41,968)	(37,851)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,467	$14,333

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	April 30,
	2020	2019

OPERATING EXPENSES
Professional fees	$4,251	$9,000
Total Operating Expenses	4,251	9,000

OTHER INCOME
Foreign exchange gain	128	79
Interest income	6	6
Total Other Income	134	85

NET LOSS AND COMPREHENSIVE LOSS	$(4,117)	$(8,915)

Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	15,851,001	15,851,001

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED APRIL 30, 2020 AND 2019

(UNAUDITED)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - January 31, 2020	15,851,001	$159	$54,948	$(92,958)	$(37,851)
Net loss	-	-	-	(4,117)	(4,117)
Balance - April 30, 2020	15,851,001	$159	$54,948	$(97,075)	$(41,968)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - January 31, 2019	15,851,001	$159	$54,948	$(62,586)	$(7,479)
Net loss	-	-	-	(8,915)	(8,915)
Balance - April 30, 2019	15,851,001	$159	$54,948	$(71,501)	$(16,394)

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	April 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,117)	$(8,915)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,251	9,000
Net cash provided by operating activities	134	85

Net changes in cash and cash equivalents	134	85
Cash and cash equivalents - beginning of period	14,333	14,029
Cash and cash equivalents - end of period	$14,467	$14,114

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2020

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements are condensed and have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the year ending January 31, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2020 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 3, 2021.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash

Cash comprises cash balances, cash on current accounts with banks, and bank deposits. As of April 30, 2020 and January 31, 2020, the Company has $14,467 and $14,333, respectively, in cash. The cash accounts are held in Philippine Pesos, and foreign exchange gain (loss) resulted from the annual change in the currency exchange rate between U.S. dollar and Philippine Pesos has been recorded in the statements of operations.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the periods ended April 30, 2020 and April 30, 2019.

Software Development Costs

In accordance with FASB ASC 985 “Software,” all software development costs incurred prior to the establishment of technological feasibility are expensed. Technological feasibility of a software is established upon the completion of all planning, designing, coding and testing activities required to establish to meet its design specifications. Software development costs are capitalized after the determination of technological feasibility. These costs include coding and testing performed subsequent to establishing technological feasibility. When the software is fully developed and has reached its implementation stage, cost of maintenance and customer support are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. No software development costs have been incurred up to April 30, 2020.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the three months ended April 30, 2020, the Company incurred a net loss of $4,117. As of April 30, 2020, the Company had an accumulated deficit of $97,075. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMON STOCK

The Company’s authorized common stock consists of 175,000,000 shares with par value of $0.00001.

As of April 30, 2020 and January 31, 2020, the Company’s common stock issued and outstanding was 15,851,001 shares.

NOTE 5 – RELATED PARTY TRANSACTIONS

The amount due to related party consists of advances from the Company’s director. The amounts are non-interest bearing, have no set repayment terms and are not secured.

As of April 30, 2020 and January 31, 2020 the amount owing to the related party was $3,100 and $3,100, respectively.

NOTE 6 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at April 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2020 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

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

Results of Operations

We have not earned any revenues from our inception through April 30, 2020.

Three months ended April 30, 2020 compared to the three months ended April 30, 2019

	Three Months Ended
	April 30,
	2020	2019	Changes	%

Operating expenses	$4,251	$9,000	$(4,749)	(53)%
Other income	134	85	49	58%
Net Loss	$(4,117)	$(8,915)	$4,798	(54)%

During the three months ended April 30, 2020, we had incurred a net loss of $4,117 compared to $8,915 for the three months ended April 30, 2019. The decrease in net loss was primarily due to a decrease in professional fees.

Liquidity and Capital Resources

	As of	As of
	April 30,	January 31,
	2020	2020	Changes	%

Current Assets	$14,467	$14,333	$134	1%
Current Liabilities	$56,435	$52,184	$4,251	8%
Working Capital (Deficiency)	$(41,968)	$(37,851)	$(4,117)	11%

As of April 30, 2020 and January 31, 2020, our total assets were $14,467 and $14,333, respectively.

As of April 30, 2020 and January 31, 2020, our total liabilities were $56,435 and $52,184, respectively.

Stockholders’ deficit was at $41,968 as of April 30, 2020 compared to $37,851 as of January 31, 2020.

As of April 30, 2020, we had a working capital deficiency of $41,968 compared with $37,851 as of January 31, 2020. The increase in working capital deficiency was primarily due to an increase in accounts payable and accrued liabilities.

	Three Months Ended
	April 30,
	2020	2019	Changes	%

Cash flows provided by operating activities	$134	$85	$49	58%
Net changes in cash	$133	$85	$49	58%

Cash Flow from Operating Activities

For the three months ended April 30, 2020, net cash flows provided by operating activities was $134 attributed to a net loss of $4,117, decreased by an increase in accounts payable and accrued liabilities of $4,251.

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

CICLET HOLDINGS INC.
(Registrant)

Dated: September 10, 2021	By:	/s/ Eugenio L. Jumawan Jr.
Eugenio L. Jumawan Jr.
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

