Form 10-Q
period 2020-10-31
Ciclet Holdings Inc.
filed 2021-09-20
CIK 1699126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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

15,851,001 common shares issued and outstanding as of September 18, 2021

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed interim financial statements for the six-month period ended October 31, 2020 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CICLET HOLDINGS INC.

BALANCE SHEETS

(UNAUDITED)

	October 31, 2020	January 31, 2020

ASSETS
Current Assets
Cash	$4,238	$14,333
Total Current Assets	4,238	14,333

TOTAL ASSETS	$4,238	$14,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$56,452	$49,084
Due to related party	2,597	3,100
Total Current Liabilities	59,049	52,184

Total Liabilities	59,049	52,184

STOCKHOLDERS’ DEFICIT
Common Stock:175,000,000 shares authorized; 15,851,001 shares issued and outstanding with par value of $0.00001	159	159
Additional paid-in capital	54,948	54,948
Accumulated deficit	(109,918)	(92,958)
Total Stockholders’ Deficit	(54,811)	(37,851)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,238	$14,333

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019

OPERATING EXPENSES
Professional fees	$3,867	$4,250	$16,368	$21,676
Total Operating Expenses	3,867	4,250	16,368	21,676

Loss from operations	(3,867)	(4,250)	(16,368)	(21,676)

OTHER INCOME (EXPENSE)
Foreign exchange gain	84	(7)	620	316
Interest income	3	7	14	20
Interest expense	(1,076)	-	(1,226)	-
Total Other Income (Expense)	(989)	-	(592)	336

NET LOSS AND COMPREHENSIVE LOSS	$(4,856)	$(4,250)	$(16,960)	$(21,340)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	15,851,001	15,851,001	15,851,001	15,851,001

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2020 AND 2019

(UNAUDITED)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - January 31, 2020	15,851,001	$159	$54,948	$(92,958)	$(37,851)
Net loss	-	-	-	(4,117)	(4,117)
Balance - April 30, 2020	15,851,001	$159	$54,948	$(97,075)	$(41,968)
Net loss	-	-	-	(7,987)	(7,987)
Balance - July 31, 2020	15,851,001	$159	$54,948	$(105,062)	$(49,955)
Net loss	-	-	-	(4,856)	(4,856)
Balance - October 31, 2020	15,851,001	$159	$54,948	$(109,918)	$(54,811)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - January 31, 2019	15,851,001	$159	$54,948	$(62,586)	$(7,479)
Net loss	-	-	-	(8,915)	(8,915)
Balance - April 30, 2019	15,851,001	$159	$54,948	$(71,501)	$(16,394)
Net loss	-	-	-	(8,175)	(8,175)
Balance - July 31, 2019	15,851,001	$159	$54,948	$(79,676)	$(24,569)
Net loss	-	-	-	(4,250)	(4,250)
Balance - October 31, 2019	15,851,001	$159	$54,948	$(83,926)	$(28,819)

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	October 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,960)	$(21,340)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,368	21,676
Net cash provided by (used in) operating activities	(9,592)	336

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	500
Repayment to related party	(1,003)	-
Net cash used in financing activities	(503)	-

Net changes in cash and cash equivalents	(10,095)	336
Cash and cash equivalents - beginning of period	14,333	14,029
Cash and cash equivalents - end of period	$4,238	$14,365

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2020

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements are condensed and have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2020 are not necessarily indicative of the results that may be expected for the year ending January 31, 2021. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2020 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on September 7, 2021.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash

Cash comprises cash balances, cash on current accounts with banks, and bank deposits. As of October 31, 2020 and January 31, 2020, the Company has $4,238 and $14,333, respectively, in cash. The cash accounts are held in Philippine Pesos, and foreign exchange gain (loss) resulted from the annual change in the currency exchange rate between U.S. dollar and Philippine Pesos has been recorded in the statements of operations.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the periods ended October 31, 2020 and October 31, 2019.

Software Development Costs

In accordance with FASB ASC 985 “Software,” all software development costs incurred prior to the establishment of technological feasibility are expensed. Technological feasibility of a software is established upon the completion of all planning, designing, coding and testing activities required to establish to meet its design specifications. Software development costs are capitalized after the determination of technological feasibility. These costs include coding and testing performed subsequent to establishing technological feasibility. When the software is fully developed and has reached its implementation stage, cost of maintenance and customer support are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. No software development costs have been incurred up to October 31, 2020.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the nine months ended October 31, 2020, the Company incurred a net loss of $16,960. As of October 31, 2020, the Company had an accumulated deficit of $109,918. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMON STOCK

The Company’s authorized common stock consists of 175,000,000 shares with par value of $0.00001.

As of October 31, 2020 and January 31, 2020, the Company’s common stock issued and outstanding was 15,851,001 shares.

NOTE 5 – RELATED PARTY TRANSACTIONS

The amount due to related party consists of advances from the Company’s director. The amounts are non-interest bearing, have no set repayment terms and are not secured.

During the nine months ended October 31, 2020, the director of the Company advanced $500 to the Company and the Company made repayment of $1,003 to the director.

As of October 31, 2020 and January 31, 2020 the amount owing to the related party was $2,597 and $3,100, respectively.

NOTE 6 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at October 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2020 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

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

We are an early-stage company. To date, our activities have been limited to the sourcing of a software developer, advertising channels, initial branding efforts, and in our formation and the raising of equity capital.

We do not have any subsidiaries.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Results of Operations

We have not earned any revenues from our inception through October 31, 2020.

Three months ended October 31, 2020 compared to the three months ended October 31, 2019

	Three Months Ended
	October 31,
	2020	2019	Changes	%

Operating expenses
Professional fees	$3,867	$4,250	$(383)	(9%)
Total operating expenses	3,867	4,250	(383)	(9%)
Other expenses	(989)	-	(989)	(100%)
Net Income (Loss)	$(4,856)	$(4,250)	$(606)	(14%)

During the three months ended October 31, 2020, we had recognized a net loss of $4,856 compared to net $4,250 for the three months ended October 31, 2019. The increase in net loss was due to an increase in other expenses.

Nine months ended October 31, 2020 compared to the nine months ended October 31, 2019

	Nine Months Ended
	October 31,
	2020	2019	Changes	%

Operating expenses
Professional fees	$16,368	$21,676	(5,308)	(24%)
Operating expenses	16,368	21,676	$(5,308)	(24%)
Other income (expenses)	(592)	336	(928)	(276%)
Net Loss	$(16,960)	$(21,340)	$4,380	(21%)

During the nine months ended October 31, 2020, we had incurred a net loss of $16,960 compared to $21,340 for the nine months ended October 31, 2019. The decrease in net loss was primarily due to a decrease in professional fees.

Liquidity and Capital Resources

	As of	As of
	October 31,	January 31,
	2020	2020	Changes	%

Current Assets	$4,238	$14,333	$(10,095)	(70%)
Current Liabilities	$59,049	$52,184	$6,865	13%
Working Capital (Deficiency)	$(54,811)	$(37,851)	$(16,960)	45%

As of October 31, 2020 and January 31, 2020, our total assets were $4,238 and $14,333, respectively.

As of October 31, 2020 and January 31, 2020, our total liabilities were $59,049 and $52,184, respectively.

Stockholders’ deficit was at $54,811 as of October 31, 2020 compared to $37,851 as of January 31, 2020.

As of October 31, 2020, we had a working capital deficiency of $54,811 compared with $37,851 as of January 31, 2020. The increase in working capital deficiency was primarily due to an increase in accounts payable and accrued liabilities and a decrease in cash.

	Nine Months Ended
	October 31,
	2020	2019	Changes	%

Cash flows provided by (used in) operating activities	$(9,592)	$336	$(9,928)	(2955%)
Cash flows used in financing activities	(503)	-	(503)	(100%)
Net changes in cash	$(10,095)	$336	$(10,431)	(3104%)

Cash Flow from Operating Activities

For the nine months ended October 31, 2020, net cash flows used in operating activities was $9,592 attributed to a net loss of $16,960, decreased by an increase in accounts payable and accrued liabilities of $7,368.

For the nine months ended October 31, 2019, net cash flows provided by operating activities was $336 attributed to a net loss of $21,340, decreased by an increase in accounts payable and accrued liabilities of $21,676.

Cash Flow from Financing Activities

For the nine months ended October 31, 2020, net cash used in financing activities was $503 from advancement from the director of the Company of $500 and repayment to the director of the Company of $1,003.

For the nine months ended October 31, 2019, the Company did not have any financing activities.

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

CICLET HOLDINGS INC.
(Registrant)

Dated: September 20, 2021	By:	/s/ Eugenio L. Jumawan Jr.
Eugenio L. Jumawan Jr.
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

