Form 10-K
period 2021-01-31
Ciclet Holdings Inc.
filed 2021-10-21
CIK 1699126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

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

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of July 31, 2020 was $0.

The number of shares of the issuer’s common stock outstanding as of October 13, 2021 was 15,851,001 shares, par value $0.00001 per share.

CICLET HOLDINGS INC.

FORM 10-K

Year Ended January 31, 2021

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

Our app and services as well as our website are all in the development stage. We have no operations, sales or revenues, and an accumulated deficit of $112,638, therefore we rely upon the sale of our securities and advances from our majority shareholder to fund our operations. The report of our independent registered public accounting firm on the accompanying financial statements as of and for the years ended January 31, 2021and 2020 has expressed substantial doubt regarding our ability to continue as a going concern.

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

The Company has completed an agreement with a software developer that developed and designed a location based service app that will allow a consumer to meet a certain service that they require. For example, if a consumer needs the service of food delivery, a mover, a massage therapist, a handyman, a cleaner, or general help, in just the tap of a button, consumers are matched to professionals, based on availability and location and who can arrive in minutes to the consumer’s location. The software agreement also allows the company to receive support and maintenance, and allows the development of the software, programs, source code and object code, comments to the source or object code, specifications, documents, abstracts and summaries shall belong exclusively to the Company. However, a new agreement is required to update the software and the changes in technology and the way smart devices interacts with location services needs to be upgraded.

We are a small early stage company. To date, the Company’s activities have been limited to the sourcing of software developer, its advertising channels, initial branding efforts, and in its formation and the raising of equity capital. Our only assets since inception (June 30, 2016) are our cash and cash equivalents at January 31, 2021, consisting of approximately $3,700 in cash generated from the issuance of shares of Company common stock to our founder and independent investors as well as cash advancement from our director.

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

Stage 3: We will then develop in our app the “Lesson Ciclet” which would include such services offered as piano lessons, math and language tutoring, self-defence lessons, music lessons, dance lessons, acting lessons, drawing and painting lessons.

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

Our technology platform has been developed; however, updating the software needs to be developed and it is being outsourced to a technology provider who is not only experienced in creating applications but specializes in creating On Demand apps for businesses. Our Modular approach outlined as Stages 1 to Stages 4 is designed to identify blocks that are basic to all On-Demand businesses.

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

Recommendation Algorithm

This script that was initially developed and any future upgrades will have intelligent algorithms that can recommend service providers taking in a variety of factors like rating, satisfaction quotient etc.

Search tasks by Location

Everything in this script is all about location. The workers in your marketplace can easily find tasks in their location via zip codes.

Google maps integration

This script that was initially developed and any future upgrades will have Google maps integration for physical tasks. Helps our users to go to task locations without any hassle.

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

Social sign up & Login in

Once the new upgrades are made to our software, we will integrate with the social marketing script the registration & login will be seamless with Facebook & Twitter connect integration. Our users will be able to instantly & securely login using their social logins.

Powerful email management

The email management script will continue to be equipped with a powerful email management system with Proper SMTP configuration to manage all the automated notifications that will go out.

Subscription credits system

With the virtual currency system, service seekers on our site will be able to purchase credits and use those credits to post the job.

Automatic Invoice generation

We have considered automation very seriously. As soon as a task is completed, the invoice generation process happens automatically.

Credit system

We have built in a powerful Credit system in this script and we will continue with this with future upgrades. Service providers will be able to purchase credits to bid on the tasks. The credit for each bid is decided based on the value of the project posted. This is potentially a source of revenue, as people may be inclined spending money to buy credits and may also help in having only serious bids posted.

Direct pick a Provider

If a Service Seeker is happy with a Service provider, he will be able to directly pick a Service provider instead of going through the normal process.

Availability setting

This service marketplace script will continue to allow the Service providers to set their availability on will -or- turn off their availability when busy.

Time Slot Management

Based on the comfort of the Service Seeker, he can mention the time slot at which his work can be done. Useful when work needs to be planned out.

PayPal adaptive payments

Comes with PayPal Adaptive integration to automate the payment commission & Payout splits between worker and for the Company for each task.

Stripe payment gateway

For future integration once we begin expanding our marketplace to get users from various parts of the world we will be ready as we will need to either build a Payment Gateway or partner with one. No matter what, our software will allow everyone to pay effortlessly. So we have built in multiple payment plug-ins to connect to gateways, so payments can be handled across the globe. PayPal Adaptive integration automates the payment commission & Payout splits between the worker and to the Company for each task. Stripe helps users with credit cards to pay instantly from any country.

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

Why Use Ciclet?

As we continue to upgrade the software, the engagement of a software developer’s expertise, know-how and experience in developing On-Demand applications, will allow Ciclet to quickly be able to launch its business, screen new Service Providers, set up a host of payment options, and start having new clients to ask our workers for well-paid help with their chores.

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

As for the quality of the platform itself, it’s worth mentioning Ciclet’s bootstrap design – which will make it easy for people of all skill levels to work on projects of virtually any size – and its powerful and will have reliable content and user management systems. No task will be too big or too small for Ciclet.

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

Competition

Some of the location based services that are located in the Philippines may be perceived as competition but they are not direct competition as they do not offer the services being proposed by Ciclet.

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

Another perceived competitor is www.raket.ph, it’s a listing site (well, sort of marketplace) that features service providers from arts, IT, business, legal, and other fields.

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

Examples of these promotions across the various social media networks that the Company may implement may include such promotions as:

•	Raffles (e.g. “Every person who signs in gets a chance to win an iPod.”)

•	First check in specials (e.g. “No service charge by the Company for the first service for new service subscribers.”)

•	Frequent User Benefits (e.g. “Use the Company’s application 10 times, get a discount.”)

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

7. Be Prepared to Adapt

Location-based social network technology may be the newest and grooviest incarnation of social media, but it certainly won’t be the last. And in a year it won’t look exactly like it does today. So we will have to be prepared to adapt our methods when features change, as new tools emerge, and as we review our own promotional results. Again, keep your objectives in mind, and be ready to keep up with new technology.

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

Similar to many data privacy regimes in the region and globally, the Act sets out general data privacy principles (‘Principles’) by which all Controllers must abide. In brief, the Principles stipulate that personal information must be:

•	Collected for specified and legitimate purposes, which must be declared to the Data Subject before collection (or as soon as reasonably practicable after collection)

•	Processed (ie used) fairly and lawfully

•	Accurate and not excessive for the purposes for which it is collected and processed

•	Retained only for as long as necessary for the stated purposes, and

•	Anonymized or de-identified as soon as possible, subject to limited exceptions.

In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure.

Intellectual Property

We do not currently possess any intellectual property that has been approved nor pending as our software is still being developed.

Research and Development

We did not incur any significant research and development expenses during the period from June 30, 2016 (inception) to January 31, 2021.

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

3.	The date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

4.	The date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 46, Code of Federal Regulations, or any successor thereto.

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

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is: (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us.

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

Holders

As of October 13, 2021, we had 52 shareholders of record of our common stock with 15,851,001 shares of common stock outstanding.

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

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

None

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended January 31, 2021 from the sale of registered securities.

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

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) have our original software that has been developed to be beta tested to allow consumers looking for services to find reliable and professional local service providers by using the location data of a person’s location through the use of a device that sends out the location of the person via their smart phone or tablet; (iii) the beta test will be for “Home Ciclet” type of service which will allow customers to request such direct to home services. These services could include dry cleaning pick up, grocery pick up, home cleaning, electrical work, roofing, plumbing, lawn care, handyman, general contracting, carpet cleaning, painting, landscaping, pressure washing, or interior designing. The service providers would be located in the Ciclet’s database of providers in the customer’s given area. If we are successful, in growing the “Home Ciclet” segment of our business then we will then develop our app to include other market segments; (iv) have the technology software developer to develop a reliable and comprehensive software solution, where the Ciclet app will offer a responsive design, an easy to use and configure private messaging system and the ability to screen Service Providers by their SSN and social media accounts to verify location, identity; (v) to commence such operations through funding and/or the acquisition of a “going concern” of a similar business.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or the payment of expenses associated with legal fees, accounting fees and other costs related to maintaining our regulatory and public filings and the development of our business plan as described above.

Results of Operations

Years Ended January 31, 2021 and January 31, 2020

	Year Ended
	January 31,
	2021	2020	Changes	%

Operating expenses
Professional fees	$19,118	$30,676	(11,558)	(38%)
Operating expenses	19,118	30,676	$(11,558)	(38%)
Other income (expenses)	(562)	304	(866)	(285%)
Net Loss	$(19,680)	$(30,372)	$10,692	(35%)

We had no operations during the years ended January 31, 2021 and January 31, 2020, nor do we have operations as of the date of this filing. We had a net loss of $19,680 and $30,372 for the years ended January 31, 2021 and January 31, 2020, respectively. The decrease was mainly attributable to the decrease in professional fees incurred during the year ended January 31, 2021.

Liquidity and Capital Resources

	As of	As of
	January 31,	January 31,
	2021	2020	Changes	%

Current Assets	$3,767	$14,333	$(10,566)	(74)%
Current Liabilities	$61,298	$52,184	$9,114	17%
Working Capital (Deficiency)	$(57,531)	$(37,851)	$(19,680)	52%

As of January 31, 2021 and 2020, our total assets were $3,767 and $14,333, respectively.

As of January 31, 2021 and 2020, our total liabilities were $61,298 and $52,184, respectively.

Stockholders’ deficit was at $57,531 as of January 31, 2021 compared to stockholders’ deficit of $37,851 as of January 31, 2020.

As of January 31, 2021, we had a working capital deficiency of $57,531 compared with working capital deficiency of $37,581 as of January 31, 2020. The increase in working capital deficit was primarily attributed to the increase in accounts payable and accrued liabilities and decrease in cash.

	Year Ended
	January 31,
	2021	2020	Changes	%

Cash flows provided by (used in) operating activities	$(9,563)	$304	$(9,867)	(3246)%
Cash flows used in financing activities	(1,003)	-	(1,003)	100%
Net changes in cash	$(10,566)	$304	$(10,870)	(3576%)

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities since inception.

For the year ended January 31, 2021, net cash used in operating activities was $9,563 compared to net cash provided by operating activities of $304 for the year ended January 31, 2020.

During the year ended January 31, 2021, net cash used in operating activities was attributed to net loss of $19,680 which was reduced by an increase in accounts payable and accrued liabilities of $10,117.

During the year ended January 31, 2020, net cash provided by operating activities was attributed to net loss of $30,372 which was reduced by an increase in accounts payable and accrued liabilities of $30,676.

Cash Flow from Financing Activities

We have financed our operations primarily from advances from the Company’s director and proceeds from issuance of common stock to independent investors through private placement.

For the year ended January 31, 2021, net cash used in financing activities was $1,003 from advancement from director of $500 offset by repayment to the director of $1,503.

During the year ended January 31, 2020, the Company did not have any financing activities.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the year ended January 31, 2021, expressing substantial doubt as to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses and has nominal assets. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JANUARY 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ciclet Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ciclet Holdings, Inc. (the Company) as of January 31, 2021 and 2020, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

October  20, 2021

CICLET HOLDINGS INC.

BALANCE SHEETS

	January 31, 2021	January 31, 2020

ASSETS
Current Assets
Cash	$3,767	$14,333
Total Current Assets	3,767	14,333

TOTAL ASSETS	$3,767	$14,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$59,201	$49,084
Due to related party	2,097	3,100
Total Current Liabilities	61,298	52,184

Total Liabilities	61,298	52,184

STOCKHOLDERS’ DEFICIT
Common Stock:175,000,000 shares authorized; 15,851,001 shares issued and outstanding with par value of $0.00001 each	159	159
Additional paid-in capital	54,948	54,948
Accumulated deficit	(112,638)	(92,958)
Total Stockholders’ Deficit	(57,531)	(37,851)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,767	$14,333

The accompanying notes are an integral part of these audited financial statements

CICLET HOLDINGS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	January 31,
	2021	2020

OPERATING EXPENSES
Professional fees	$19,118	$30,676
Total Operating Expenses	19,118	30,676

OTHER INCOME (EXPENSE)
Foreign exchange transaction gain	649	276
Interest income	15	28
Interest expense	(1,226)	-
Total Other Income (Expense)	(562)	304

NET LOSS AND COMPREHENSIVE LOSS	$(19,680)	$(30,372)

Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	15,851,001	15,851,001

The accompanying notes are an integral part of these audited financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JANUARY 31, 2021 AND JANUARY 31, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - January 31, 2019	15,851,001	$159	$54,948	$(62,586)	$(7,479)
Net loss	-	-	-	(30,372)	(30,372)
Balance - January 31, 2020	15,851,001	$159	$54,948	$(92,958)	$(37,851)
Net loss	-	-	-	(19,680)	(19,680)
Balance - January 31, 2021	15,851,001	$159	$54,948	$(112,638)	$(57,531)

The accompanying notes are an integral part of these audited financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	January 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,680)	$(30,372)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,117	30,676
Net cash provided by (used in) operating activities	(9,563)	304

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	500
Repayment to related party	(1,503)	-
Net cash used in financing activities	(1,003)	-

Net changes in cash and cash equivalents	(10,566)	304
Cash and cash equivalents - beginning of period	14,333	14,029
Cash and cash equivalents - end of period	$3,767	$14,333

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements

CICLET HOLDINGS INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2021 AND 2020

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

Cash

Cash comprises cash balances, cash on current accounts with banks, and bank deposits. As of January 31, 2021 and January 31, 2020, the Company has $3,767 and $14,333, respectively, in cash. The cash accounts are held in Philippine Pesos, and foreign exchange gain (loss) resulted from the annual change in the currency exchange rate between U.S. dollar and Philippine Pesos has been recorded in the statements of operations.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 5).

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share,” which requires presentation of both basic and diluted earnings (loss) per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during the periods ended January 31, 2021 and January 31, 2020.

Software Development Costs

In accordance with FASB ASC 985 “Software,” all software development costs incurred prior to the establishment of technological feasibility are expensed. Technological feasibility of a software is established upon the completion of all planning, designing, coding and testing activities required to establish to meet its design specifications. Software development costs are capitalized after the determination of technological feasibility. These costs include coding and testing performed subsequent to establishing technological feasibility. When the software is fully developed and has reached its implementation stage, cost of maintenance and customer support are charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. No software development costs have been incurred up to January 31, 2021.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company has evaluated the adoption of ASC 842and determined that the adoption of this guidance do not have a material impact on the Company’s financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended January 31, 2021, the Company incurred a net loss of $19,680. As of January 31, 2021, the Company had an accumulated deficit of $112,638. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMON STOCK

The Company’s authorized common stock consists of 175,000,000 shares with par value of $0.00001.

As of January 31, 2021 and 2020, the Company’s common stock issued and outstanding was 15,851,001 shares.

NOTE 5 – RELATED PARTY TRANSACTIONS

The amount due to related party consists of advances from the Company’s director. The amounts are non-interest bearing, have no set repayment terms and are not secured.

During the years ended January 31, 2021 and 2020, the director advanced the Company $500 and $nil, respectively. During the years ended January 31, 2021 and 2020, the Company made repayment to the director of $1,503 and $nil, respectively.

As of January 31, 2021 and 2020, the amount owed to the related party was $2,097 and $3,100, respectively.

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

	January 31, 2021	January 31, 2020
Net operating loss carryforward	$112,638	$92,958
Tax Rate	21%	21%
Deferred tax asset	23,654	19,521
Less: Valuation allowance	(23,654)	(19,521)
Deferred tax asset	$-	$-

The Company’s deferred tax asset has been fully offset by a valuation allowance, which increased by $4,133 and $6,378 during the years ended January 31, 2021 and 2020, respectively. As of January 31, 2021, the Company had $112,638 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire between 2037 and 2038. NOLs generated in tax years prior to January 31, 2018, can be carried forward for twenty years, whereas NOLs generated after January 31, 2018 can be carried forward indefinitely.

In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2017 through 2021 are subject to review by the tax authorities.

NOTE 7 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at January 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the January 31, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our management, consisting of our sole officer and director, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of January 31, 2021, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the year ended January 31, 2021.

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

4.

Been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been revised, suspended, or vacated;

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended January 31, 2021 and January 31, 2020.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugenio L. Jumawan Jr. President	2021	0	0	0	0	0	0	0	0
President	2020	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of January 31, 2021 and 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of January 31, 2021, with respect to the beneficial ownership of Ciclet’s Common Stock by the officers and directors of Ciclet, and each person known by Ciclet to be the beneficial owner of more than 5% of Ciclet’s outstanding shares of Common Stock. At January 31, 2021 and through the date of this filing, there were 15,851,001 shares of common stock and no shares of preferred stock issued and outstanding.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended January 31, 2021 and January 31, 2020:

	2021	2020
Audit fees	$10,250	$10,250
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$10,250	$10,250

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

CICLET HOLDINGS INC.
(Registrant)

Dated: October 21, 2021	By:	/s/ Eugenio L. Jumawan Jr.
Eugenio L. Jumawan Jr.
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

