Form 10-Q
period 2021-04-30
Ciclet Holdings Inc.
filed 2021-11-29
CIK 1699126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

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

15,851,001 common shares issued and outstanding as of November 23, 2021

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed interim financial statements for the three-month period ended April 30, 2021 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CICLET HOLDINGS INC.

BALANCE SHEETS

(UNAUDITED)

	April 30, 2021	January 31, 2021

ASSETS
Current Assets
Cash	$3,752	$3,767
Total Current Assets	3,752	3,767

TOTAL ASSETS	$3,752	$3,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$47,600	$59,201
Due to related party	17,497	2,097
Total Current Liabilities	65,097	61,298

Total Liabilities	65,097	61,298

STOCKHOLDERS’ DEFICIT
Common Stock:175,000,000 shares authorized; 15,851,001 shares issued and outstanding with par value of $0.00001	159	159
Additional paid-in capital	54,948	54,948
Accumulated deficit	(116,452)	(112,638)
Total Stockholders’ Deficit	(61,345)	(57,531)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,752	$3,767

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	April 30,
	2021	2020

OPERATING EXPENSES
Professional fees	$3,750	$4,251
Total Operating Expenses	3,750	4,251

OTHER INCOME (EXPENSE)
Foreign exchange transaction gain (loss)	(15)	128
Interest income	1	6
Interest expense	(50)	-
Total Other Income (Expense)	(64)	134

NET LOSS AND COMPREHENSIVE LOSS	$(3,814)	$(4,117)

Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	15,851,001	15,851,001

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED APRIL 30, 2021 AND 2020

(UNAUDITED)

					Total
	Common Stock		Additional		Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance - January 31, 2021	15,851,001	$159	$54,948	$(112,638)	$(57,531)
Net loss	-	-	-	(3,814)	(3,814)
Balance - April 30, 2021	15,851,001	$159	$54,948	$(116,452)	$(61,345)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - January 31, 2020	15,851,001	$159	$54,948	$(92,958)	$(37,851)
Net loss	-	-	-	(4,117)	(4,117)
Balance - April 30, 2020	15,851,001	$159	$54,948	$(97,075)	$(41,968)

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	April 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,814)	$(4,117)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(11,601)	4,251
Net cash provided by (used in) operating activities	(15,415)	134

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	15,400	-
Net cash provided by financing activities	15,400	-

Net changes in cash and cash equivalents	(15)	134
Cash and cash equivalents - beginning of period	3,767	14,333
Cash and cash equivalents - end of period	$3,752	$14,467

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED APRIL 30, 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements are condensed and have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the year ending January 31, 2022. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2021 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2021 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 21, 2021.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash

Cash comprises cash balances, cash on current accounts with banks, and bank deposits. As of April 30, 2021 and January 31, 2021, the Company has $3,752 and $3,767, respectively, in cash. The cash accounts are held in Philippine Pesos, and foreign exchange transaction gain (loss) resulting from fluctuations in the currency exchange rate between U.S. dollar and Philippine Pesos has been recorded in the statements of operations. Translation gain (loss) is reported as a component of other accumulated comprehensive income, which was nil during the periods presented.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the periods ended April 30, 2021 and April 30, 2020.

Software Developed for Internal Use

In accordance with FSB ASC 350-40 “Software develop for internal use”, cost incurred during the preliminary project stage and post-implementation and operation stage should be expensed; whereas, costs incurred during the application development stage can be capitalized or expensed depends on the cost nature. The cost that should be capitalized during the application development stage include external direct cost of materials and services consumed in developing internal use computer software, payroll-related costs and interest costs while developing internal-use computer software. The cost that are expensed as incurred during the application development stage include training costs, data conversion costs and general and administrative costs and overhead costs. No software development costs for internal use have been incurred up to April 30, 2021.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We adopted the new standard effective February 1, 2021 and there was no material impact on the Company’s financial statements.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the three months ended April 30, 2021, the Company incurred a net loss of $3,814. As of April 30, 2021, the Company had an accumulated deficit of $116,452. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMON STOCK

The Company’s authorized common stock consists of 175,000,000 shares with par value of $0.00001.

As of April 30, 2021 and January 31, 2021, the Company’s common stock issued and outstanding was 15,851,001 shares.

NOTE 5 – RELATED PARTY TRANSACTIONS

The amount due to related party consists of advances from the Company’s director. The amounts are non-interest bearing, have no set repayment terms and are not secured.

During the three months ended April 30, 2021 and 2020, the director of the Company advanced $15,400 and $0 to the Company, respectively.

As of April 30, 2021 and January 31, 2021, the amount owing to the related party was $17,497 and $2,097, respectively.

NOTE 6 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at April 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2021 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

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

Results of Operations

We have not earned any revenues from our inception through April 30, 2021.

Three months ended April 30, 2021 compared to the three months ended April 30, 2020

	Three Months Ended
	April 30,
	2021	2020	Changes	%

Operating expenses
Professional fees	$3,750	$4,251	(501)	(12%)
Operating expenses	3,750	4,251	$(501)	(12%)
Other income (expenses)	(64)	134	(198)	(148%)
Net Loss	$(3,814)	$(4,117)	$303	(7%)

During the three months ended April 30, 2021, we had recognized a net loss of $3,814 compared to $4,117 for the three months ended April 30, 2020. The decrease in net loss was due to a minimal decrease in professional fees.

Liquidity and Capital Resources

	As of	As of
	April 30,	January 31,
	2021	2021	Changes	%

Current Assets	$3,752	$3,767	$(15)	(0%)
Current Liabilities	$65,097	$61,298	$3,799	6%
Working Capital (Deficiency)	$(61,345)	$(57,531)	$(3,814)	7%

As of April 30, 2021 and January 31, 2021, our total assets were $3,752 and $3,767, respectively.

As of April 30, 2021 and January 31, 2021, our total liabilities were $65,097 and $61,298, respectively.

Stockholders’ deficit was at $61,345 as of April 30, 2021 compared to $57,531 as of January 31, 2021.

As of April 30, 2021, we had a working capital deficiency of $61,345 compared with $57,531 as of January 31, 2021. The increase in working capital deficiency was primarily due to an increase in due to related party.

	Three Months Ended
	April 30,
	2021	2020	Changes	%

Cash flows provided by (used in) operating activities	$(15,415)	$134	$(15,549)	(11,604%)
Cash flows provided by financing activities	15,400	-	15,400	100%
Net changes in cash	$(15)	$134	$(149)	(111%)

Cash Flow from Operating Activities

For the three months ended April 30, 2021, net cash flows used in operating activities was $15,415 attributed to a net loss of $3,814, increased by a decrease in accounts payable and accrued liabilities of $11,601.

For the three months ended April 30, 2020, net cash flows provided by operating activities was $134 attributed to a net loss of $4,117, decreased by an increase in accounts payable and accrued liabilities of $4,251.

Cash Flow from Financing Activities

For the three months ended April 30, 2021, net cash used in financing activities was $15,400 from advances from the director of the Company.

For the three months ended April 30, 2020, the Company did not have any financing activities.

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

CICLET HOLDINGS INC.
(Registrant)

Dated: November 29, 2021	By:	/s/ Eugenio L. Jumawan Jr.
Eugenio L. Jumawan Jr.
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

