Form 10-Q
period 2021-10-31
Ciclet Holdings Inc.
filed 2021-12-23
CIK 1699126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-217387

CICLET HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

B11 L12 Woodpecker Street Bougainvillea Village AgusLapulapuCity, Philippines 66015 CEBU
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

15,851,001 common shares issued and outstanding as of December 23, 2021

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited condensed interim financial statements for the nine-month period ended October 31, 2021 from part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CICLET HOLDINGS INC.

BALANCE SHEETS

(UNAUDITED)

	October 31, 2021	January 31, 2021

ASSETS
Current Assets
Cash	$3,521	$3,767
Total Current Assets	3,521	3,767

TOTAL ASSETS	$3,521	$3,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$31,576	$59,201
Due to related party	41,997	2,097
Total Current Liabilities	73,573	61,298

Total Liabilities	73,573	61,298

STOCKHOLDERS’DEFICIT
Common Stock:175,000,000 shares authorized; 15,851,001 shares issued and outstanding with par value of $0.00001	159	159
Additional paid-in capital	54,948	54,948
Accumulated deficit	(125,159)	(112,638)
Total Stockholders’ Deficit	(70,052)	(57,531)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,521	$3,767

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020

OPERATING EXPENSES
Professional fees	$3,750	$3,867	$12,175	$16,368
Total Operating Expenses	3,750	3,867	12,175	16,368

OTHER INCOME (EXPENSE)
Foreign exchange transaction gain (loss)	(21)	84	(147)	620
Interest income	1	3	2	14
Interest expense	(151)	(1,076)	(201)	(1,226)
Total Other Expense	(171)	(989)	(346)	(592)

NET LOSS AND COMPREHENSIVE LOSS	$(3,921)	$(4,856)	$(12,521)	$(16,960)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	15,851,001	15,851,001	15,851,001	15,851,001

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

  FOR THE NINE MONTHS ENDED OCTOBER 31, 2021 AND 2020

(UNAUDITED)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - January 31, 2021	15,851,001	$159	$54,948	$(112,638)	$(57,531)
Net loss	-	-	-	(3,814)	(3,814)
Balance - April 30, 2021	15,851,001	$159	$54,948	$(116,452)	$(61,345)
Net loss	-	-	-	(4,786)	(4,786)
Balance - July 31, 2021	15,851,001	$159	$54,948	$(121,238)	$(66,131)
Net loss	-	-	-	(3,921)	(3,921)
Balance - October 31, 2021	15,851,001	$159	$54,948	$(125,159)	$(70,052)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance - January 31, 2020	15,851,001	$159	$54,948	$(92,958)	$(37,851)
Net loss	-	-	-	(4,117)	(4,117)
Balance - April 30, 2020	15,851,001	$159	$54,948	$(97,075)	$(41,968)
Net loss	-	-	-	(7,987)	(7,987)
Balance - July 31, 2020	15,851,001	$159	$54,948	$(105,062)	$(49,955)
Net loss	-	-	-	(4,856)	(4,856)
Balance - October 31, 2021	15,851,001	$159	$54,948	$(109,918)	$(54,811)

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	October 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,521)	$(16,960)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(27,625)	7,368
Net cash used in operating activities	(40,146)	(9,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	39,900	500
Repayment to related party	-	(1,003)
Net cash provided by (used in) financing activities	39,900	(503)

Net changes in cash and cash equivalents	(246)	(10,095)
Cash and cash equivalents - beginning of period	3,767	14,333
Cash and cash equivalents - end of period	$3,521	$4,238

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

CICLET HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements are condensed and have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2021 are not necessarily indicative of the results that may be expected for the year ending January 31, 2022. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2021 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended January 31, 2021 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 21, 2021.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash

Cash comprises cash balances, cash on current accounts with banks, and bank deposits. As of October 31, 2021 and January 31, 2021, the Company has $3,521 and $3,767, respectively, in cash. The cash accounts are held in Philippine Pesos, and foreign exchange transaction gain (loss) resulting from fluctuations in the currency exchange rate between U.S. dollar and Philippine Pesos has been recorded in the statements of operations. Translation gain (loss) is reported as a component of other accumulated comprehensive income, which was nil during the periods presented.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the periods ended October 31, 2021 and October 31, 2020.

Software Developed for Internal Use

In accordance with  ASC 350-40 “Internal Use Software”, costs incurred during the preliminary project stage and post-implementation and operation stage should be expensed; whereas, costs incurred during the application development stage can be capitalized or expensed depends on the costs’ nature. The costs that should be capitalized during the application development stage include external direct costs of materials and services consumed in developing internal use computer software, payroll-related costs and interest costs while developing internal-use computer software. The costs that are expensed as incurred during the application development stage include training costs, data conversion costs and general and administrative costs and overhead costs. No software development costs for internal use have been incurred up to October 31, 2021.

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the nine months ended October 31, 2021, the Company incurred a net loss of $12,521. As of October31, 2021, the Company had an accumulated deficit of $125,159. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMON STOCK

The Company’s authorized common stock consists of 175,000,000 shares with par value of $0.00001.

As of October 31, 2021 and January 31, 2021, the Company’s common stock issued and outstanding was 15,851,001 shares.

NOTE 5 – RELATED PARTY TRANSACTIONS

The amount due to related party consists of advances from the Company’s director. The amounts are non-interest bearing, have no set repayment terms and are not secured.

During the nine months ended October 31, 2021 and 2020, the director of the Company advanced $39,900 and $500 to the Company, respectively. During the nine months ended October 31, 2021 and 2020, the Company repaid to the director $0 and $1,003, respectively.

As of October 31, 2021 and January 31, 2021, the amount owing to the related party was $41,997 and $2,097, respectively.

NOTE 6 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at October 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

We have not earned any revenues from our inception through October 31, 2021.

Three months ended October 31, 2021 compared to the three months ended October 31, 2020

	Three Months Ended
	October 31,
	2021	2020	Changes	%

Operating expenses
Professional fees	$3,750	$3,867	$(117)	(3%)
Total operating expenses	3,750	3,867	(117)	(3%)
Other income (expenses)	(171)	(989)	818	83%
Net Loss	$(3,921)	$(4,856)	$935	19%

During the three months ended October 31, 2021, we had incurred a net loss of $3,921 compared to $4,856 for the three months ended October 31, 2020. The decrease in net loss was due to a decrease in professional fees and other expenses.

Nine months ended October 31, 2021 compared to the nine months ended October 31, 2020

	Nine Months Ended
	October 31,
	2021	2020	Changes	%

Operating expenses
Professional fees	$12,175	$16,368	$(4,193)	(26%)
Operating expenses	12,175	16,368	(4,193)	(26%)
Other income (expenses)	(346)	(592)	246	42%
Net Loss	$(12,521)	$(16,960)	$4,439	26%

During the nine months ended October 31, 2021, we had incurred a net loss of $12,521 compared to $16,960 for the nine months ended October 31, 2020. The decrease in net loss was due to a decrease in professional fees.

Liquidity and Capital Resources

	As of	As of
	October 31,	January 31,
	2021	2021	Changes	%

Current Assets	$3,521	$3,767	$(246)	(7%)
Current Liabilities	$73,573	$61,298	$12,275	20%
Working Capital Deficiency	$(70,052)	$(57,531)	$(12,521)	(22%)

As of October 31, 2021 and January 31, 2021, our total assets were $3,521 and $3,767, respectively.

As of October 31, 2021 and January 31, 2021, our total liabilities were $73,573 and $61,298, respectively.

Stockholders’ deficit was at $70,052 as of October 31, 2021 compared to $57,531 as of January 31, 2021.

As of October 31, 2021, we had a working capital deficiency of $70,052 compared with $57,531 as of January 31, 2021. The increase in working capital deficiency was primarily due to an increase in due to related party.

	Nine Months Ended
	October 31,
	2021	2020	Changes	%

Cash flows provided by (used in) operating activities	$(40,146)	$(9,592)	$(30,554)	(319%)
Cash flows provided by (used in) financing activities	39,900	(503)	40,403	8,032%
Net changes in cash	$(246)	$(10,095)	$9,849	98%

Cash Flow from Operating Activities

For the nine months ended October 31, 2021, net cash flows used in operating activities was $40,146 attributed to a net loss of $12,521, increased by a decrease in accounts payable and accrued liabilities of $27,625.

For the nine months ended October 31, 2020, net cash flows used in operating activities was $9,592 attributed to a net loss of $16,960, decreased by an increase in accounts payable and accrued liabilities of $7,368.

Cash Flow from Financing Activities

For the nine months ended October 31, 2021, net cash provided by financing activities was $39,900 from advances from the director of the Company.

For the nine months ended October 31, 2020, net cash used in financing activities was $503 from advances from the director of the Company of $500 and repayment to the director of the Company of $1,003

Off-Balance Sheet Arrangements

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

