Form 10-K
period 2022-01-31
Ciclet Holdings Inc.
filed 2022-05-02
CIK 1699126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2022

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: [333-217387]

Ciclet Holdings Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

B11 L12Woodpecker StreetBougainvillea VillageAgus Lapulapu City, Philippines 66015 CEBU

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

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of July 31, 2021 was $0.

The number of shares of the issuer’s common stock outstanding as of May 2, 2022 was 15,851,001shares, par value $0.00001 per share.

CICLET HOLDINGS INC.

FORM 10-K

Year Ended January 31, 2022

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

Our app and services as well as our website are all in the development stage. We have no operations, sales or revenues, and an accumulated deficit of $132,933, therefore we rely upon the sale of our securities and advances from our majority shareholder to fund our operations. The report of our independent registered public accounting firm on the accompanying financial statements as of and for the years ended January 31, 2022 and 2021 has expressed substantial doubt regarding our ability to continue as a going concern.

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

We are a small early stage company. To date, the Company’s activities have been limited to the sourcing of software developer, its advertising channels, initial branding efforts, and in its formation and the raising of equity capital. Our only assets since inception (June 30, 2016) are our cash and cash equivalents at January 31, 2022, consisting of approximately $3,500 in cash generated from the issuance of shares of Company common stock to our founder and independent investors as well as cash advancement from our director.

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

6

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

Ciclet willoffer an immense opportunity for business owners and Service Providers to earn a lot of money by facilitating the completion of various tasks at a short notice. Everyone wants to finish their errands, get done moving their furniture or handle other tasks as soon as possible, and when they have at their disposal a convenient online platform that can help them with that, they will be more than happy to pay for a job well done.

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

Research and Development

We did not incur any significant research and development expenses during the period from June 30, 2016 (inception) to January 31, 2022.

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

ITEM 1A. RSK FACTORS

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

Holders

As of April 22, 2022, we had 52 shareholders of record of our common stock with 15,851,001 shares of common stock outstanding.

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

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

None

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended January 31, 2022 from the sale of registered securities.

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

Results of Operations

Years Ended January 31, 2022 and January 31, 2021

	Year Ended
	January 31,
	2022	2021	Changes	%

Operating expenses
Professional fees	$19,925	$19,118	807	4%
Operating expenses	19,925	19,118	$807	4%
Other income (expenses)	(370)	(562)	(192)	(34%)
Net Loss	$(20,295)	$(19,680)	$(615)	3%

We had no operations during the years ended January 31, 2022 and January 31, 2021, nor do we have operations as of the date of this filing. We had a net loss of $20,295 and $19,680 for the years ended January 31, 2022 and January 31, 2021, respectively. The increase was mainly attributable to the increase in professional fees incurred during the year ended January 31, 2022.

Liquidity and Capital Resources

	As of	As of
	January 31,	January 31,
	2022	2021	Changes	%

Current Assets	$3,498	$3,767	$(269)	(7%)
Current Liabilities	$81,324	$61,298	$20,026	33%
Working Capital (Deficiency)	$(77,826)	$(57,531)	$(20,295)	35%

As of January 31, 2022 and 2021, our total assets were $3,498 and $3,767, respectively.

As of January 31, 2022 and 2021, our total liabilities were $81,324 and $61,298, respectively.

Stockholders’ deficit was at $132,933as of January 31, 2022 compared to stockholders’ deficit of $112,638 as of January 31, 2021.

As of January 31, 2022, we had a working capital deficiency of $77,826 compared with working capital deficiency of $57,531 as of January 31, 2021. The increase in working capital deficit was primarily attributed to the increase in due to related party and the decrease in cash.

	Year Ended
	January 31,
	2022	2021	Changes	%

Cash flows used in operating activities	$(46,169)	$(9,563)	$(36,606)	383%
Cash flows provided by (used in) financing activities	45,900	(1,003)	46,903	(4676%)
Net changes in cash	$(269)	$(10,566)	$10,297	(97%)

Cash Flow from Operating Activities

We have not generated any positive cash flow from operating activities since inception.

For the year ended January 31, 2022, net cash used in operating activities was $46,169 compared to $9,563 for the year ended January 31, 2021.

During the year ended January 31, 2022, net cash used in operating activities was attributed to net loss of $20,295 which was increased by a decrease in accounts payable and accrued liabilities of $25,874.

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

For the year ended January 31, 2022, net cash provided by financing activities was $45,900 from advancement from director.

For the year ended January 31, 2021, net cash used in financing activities was $1,003 from advancement from director of $500 offset by repayment to the director of $1,503.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the year ended January 31, 2022, expressing substantial doubt as to our ability to continue as a going concern. The Company, which has not generated any revenues, has incurred net losses and has nominal assets. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JANUARY 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ciclet Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ciclet Holdings, Inc. (the Company) as of January 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

May 2, 2022

CICLET HOLDINGS INC.

BALANCE SHEETS

	January 31, 2022	January 31, 2021

ASSETS
Current Assets
Cash	$3,498	$3,767
Total Current Assets	3,498	3,767

TOTAL ASSETS	$3,498	$3,767

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$33,327	$59,201
Due to related party	47,997	2,097
Total Current Liabilities	81,324	61,298

Total Liabilities	81,324	61,298

STOCKHOLDERS’ DEFICIT
Common Stock:175,000,000 shares authorized; 15,851,001 shares issued and outstanding with par value of $0.00001	159	159
Additional paid-in capital	54,948	54,948
Accumulated deficit	(132,933)	(112,638)
Total Stockholders’ Deficit	(77,826)	(57,531)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,498	$3,767

The accompanying notes are an integral part of these audited financial statements

CICLET HOLDINGS INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	January 31,
	2022	2021

OPERATING EXPENSES
Professional fees	$19,925	$19,118
Total Operating Expenses	19,925	19,118

OTHER INCOME (EXPENSE)
Foreign exchange transaction gain (loss)	(171)	649
Interest income	2	15
Interest expense	(201)	(1,226)
Total Other Income (Expense)	(370)	(562)

NET LOSS AND COMPREHENSIVE LOSS	$(20,295)	$(19,680)

Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	15,851,001	15,851,001

The accompanying notes are an integral part of these audited financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

 FOR THE YEARS ENDED JANUARY 31, 2022 AND 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number of Shares	Amount	Capital	Deficit	Deficit

Balance - January 31, 2020	15,851,001	$159	$54,948	$(92,958)	$(37,851)
Net loss	-	-	-	(19,680)	(19,680)
Balance - January 31, 2021	15,851,001	$159	$54,948	$(112,638)	$(57,531)
Net loss	-	-	-	(20,295)	(20,295)
Balance - January 31, 2022	15,851,001	$159	$54,948	$(132,933)	$(77,826)

The accompanying notes are an integral part of these audited financial statements

CICLET HOLDINGS INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	January 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,295)	$(19,680)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(25,874)	10,117
Net cash used in operating activities	(46,169)	(9,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	45,900	500
Repayment to related party	-	(1,503)
Net cash provided by (used in) financing activities	45,900	(1,003)

Net changes in cash and cash equivalents	(269)	(10,566)
Cash and cash equivalents - beginning of period	3,767	14,333
Cash and cash equivalents - end of period	$3,498	$3,767

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements

CICLET HOLDINGS INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2022 AND 2021

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

Cash

Cash comprises cash balances, cash on current accounts with banks, and bank deposits. As of January 31, 2022 and 2021, the Company has $3,498 and $3,767, respectively, in cash. The cash accounts are held in Philippine Pesos, and foreign exchange transaction gain (loss) resulting from fluctuations in the currency exchange rate between U.S. dollar and Philippine Pesos has been recorded in the statements of operations. Translation gain (loss) is reported as a component of other accumulated comprehensive income, which was nil during the periods presented.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 5).

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260, “Earnings per Share,” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during the periods ended January 31, 2022 and 2021.

Software Developed for Internal Use

In accordance with ASC 350-40 “Internal Use Software,” costs incurred during the preliminary project stage and post-implementation and operation stage should be expensed; whereas, costs incurred during the application development stage can be capitalized or expensed depends on the costs’ nature. The costs that should be capitalized during the application development stage include external direct costs of materials and services consumed in developing internal use computer software, payroll-related costs and interest costs while developing internal-use computer software. The costs that are expensed as incurred during the application development stage include training costs, data conversion costs and general and administrative costs and overhead costs. No software development costs for internal use have been incurred up to January 31, 2022.

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and due to shareholder. The carrying amount of such approximate their fair value due to the short maturity of the instruments.

Fair Value Measurement

ASC 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows: Level 1 - inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets. Level 2 – to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606, “Revenue from Contracts with Customers.” The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

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

Pursuant to the provisions of ASC 740, “Income Taxes,” the Company provides valuation allowances for deferred tax assets for which it does not consider realization of such assets to be more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the historical taxable income generation, projected future taxable income, the reversal of existing deferred tax liabilities and tax planning strategies in making this assessment (see Note 6).

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

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended January 31, 2022, the Company incurred a net loss of $20,295. As of January 31, 2022, the Company had an accumulated deficit of $132,933. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholder, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company’s future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMON STOCK

The Company’s authorized common stock consists of 175,000,000 shares with par value of $0.00001.

As of January 31, 2022 and 2021, the Company’s common stock issued and outstanding was 15,851,001 shares.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due to related party consists of advances from the Company’s director. The amounts are non-interest bearing, have no set repayment terms and are not secured.

During the years ended January 31, 2022 and 2021, the director of the Company advanced $45,900 and $500 to the Company, respectively. During the years ended January 31, 2022 and 2021, the Company repaid to the director $0 and $1,503, respectively.

As of January 31, 2022 and 2021, the amount owing to the related party was $47,997 and $2,097, respectively.

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

	January 31, 2022	January 31, 2021
Net operating loss carryforward	$132,933	$112,638
Tax Rate	21%	21%
Deferred tax asset	27,916	23,654
Less: Valuation allowance	(27,916)	(23,654)
Deferred tax asset	$-	$-

The Company’s deferred tax asset has been fully offset by a valuation allowance, which increased by $4,262 and $4,133 during the years ended January 31, 2022 and 2021, respectively. As of January 31, 2022, the Company had $132,933 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire between 2037 and 2038. NOLs generated in tax years prior to January 31, 2018, can be carried forward for twenty years, whereas NOLs generated after January 31, 2018 can be carried forward indefinitely.

In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2017 through 2022 are subject to review by the tax authorities.

NOTE 7 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at January 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to January 31, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our management, consisting of our sole officer and director, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of January 31, 2022, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the year ended January 31, 2022.

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

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)
Eugenio L. Jumawan Jr.	45	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the years ended January 31, 2022 and January 31, 2021.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eugenio L. Jumawan Jr. President	2022	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of January 31, 2022 and 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of January 31, 2022, with respect to the beneficial ownership of Ciclet’s Common Stock by the officers and directors of Ciclet, and each person known by Ciclet to be the beneficial owner of more than 5% of Ciclet’s outstanding shares of Common Stock. At January 31, 2022 and through the date of this filing, there were 15,851,001 shares of common stock and no shares of preferred stock issued and outstanding.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our independent auditors for the fiscal year ended January 31, 2022 and January 31, 2021:

	2022	2021
Audit fees	$10,250	$10,250
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-
Total Fees	$10,250	$10,250

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

CICLET HOLDINGS INC.
(Registrant)

Dated: May 2, 2022	By:	/s/ Eugenio L. Jumawan Jr.
Eugenio L. Jumawan Jr.
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

